Form 10-Q
period 1995-03-31
CORCAP INC
filed 1995-05-15
CIK 835176

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          March 31, 1995



                                        OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to



      Commission File Number                           1-09964



                                                   Corcap, Inc.


             (Exact name of registrant as specified in its charter)

                       Nevada                     06-1237135
 State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization                    Identification No.)


 90 State House Square, Hartford, Connecticut        06103-3720
        (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code (203) 247-7611



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X            NO


As of April 30, 1994, a total of 2,929,726 shares of Common Stock, $.01 par value, were outstanding.






                                  CORCAP, INC.

                                     INDEX

                                                       Page No.





Part I.  Financial Information


  Item 1. Financial Statements


      Consolidated Balance Sheets -
       March 31, 1995 and December 31, 1994            3


      Consolidated Statements of Operations -
       Three Months Ended March 31, 1995 and 1994        4


      Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1995 and 1994        5


      Notes to Consolidated Financial Statements                        6-10


  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations     11-12


Part II.  Other Information


    Item 6. Exhibits and Reports on Form 8-K           12


      Signature                                        13

                         CORCAP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                  March 31,    December 31,
                                     1995        1994

                                  (Unaudited)

ASSETS

Current Assets:

    Cash                           $    252         $  202
    Accounts receivable, net
                                      1,214          1,827
    Inventories:
    Work in process

                                        308            260
    Raw Materials and supplies
                                        270            254
      Total inventories

                                        578            514
    Other                                 66             37
    Total Current Assets               2,110          2,580

Property, plant and equipment, at cost   705            699
  Less:  Accumulated depreciation       (674)          (672)
    Net property, plant and equipment     31             27

Other Assets:
    Other assets, net                    102            102

    Total Assets                    $  2,243      $   2,709


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts payable              $  1,084      $   1,137
      Customer deposits                   33             92
      Accrued pension costs               25             25
      Accrued liabilities                642            865
      Net current liabilities of
       discontinued operations           900            881
      Current portion of deferred
      compensation                        96             71
      Total Current Liabilities        2,780          3,071

Deferred compensation and other
 long term liabilities                   381            432
           Total Liabilities           3,161          3,503

STOCKHOLDERS  DEFICIT

Common stock                              29             29
Capital in excess of par                 269            269
Minimum pension liability               (556)          (556)
Accumulated deficit                  (25,693)       (25,569)
                                    (25,951)       (25,827)
Contributed capital                   25,033         25,033

      Total Stockholders' Equity        (918)          (794)

Total Liabilities and Stockholders'
 Equity (Deficit)                  $    2,243   $     2,709


   See Accompanying Notes to Consolidated Financial Statements
        CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data )


                                             (Unaudited)






                                                        Three Months Ended



                                                            March 31,

                                                       1995           1994



Net sales                                         $     2,331    $    2,401

Cost of Sales                                            1,903         1,844


     Gross margin                                          428           557



Selling, general and administrative expenses               534           497


     Operating income (loss)                              (106)           60



Other income (expense):
  Interest expense, net                                     (2)           (1)


  Other income (expense), net                                3         1,397


     Total other income(expense), net                        1         1,398



Income (loss) from continuing operations                  (105)        1,458


Income tax expense                                           -             1


Income (loss) from continuing operations                  (105)        1,457



Discontinued operations:
     Corcap income (loss) from
     operations net of tax benefit                         (19)           46

Net Income (loss)                                   $     (124)    $   1,503




Weighted average common shares                            2,926         2,926



Net income (loss) per common share:
  Continuing operations                             $      (.04)   $      .49


  Discontinued operations                                     -           .02


     Net income (loss) per share                    $      (.04)   $      .51






See Accompanying Notes to Consolidated Condensed Financial Statements.


                          CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                             Three Months Ended


                                                                 March 31,
                                                            1995      1994
Cash flows provided by (used for)
 operating activities:

 Income (loss) from continuing operations                  $   (105) $ 1,457
 Depreciation and amortization                                    2        -

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                    613      142
  (Increase) decrease in inventories

          (64)            (42)
  Decrease in accounts payable and other accrued
   liabilities                                               (310)     (33)
     Decrease in accounts payable and other accrued
   liabilities, related parties                                  -         -
  (Increase) decrease in other assets                            -         8


  Decrease in long term liabilities                            (51)     (108)
  (Increase) decrease in other, net                            (29)      (70)


 Total                                                        162      (342)

Net cash provided (used) by continuing operations               57      1,115

  Income (loss) from discontinued operations                   (19)        46
  Increase (decrease) in net current liabilities
 of discontinued operations                                    19       321)
  Increase (decrease) in net current liabilities
 of discontinued operations
  related parties                                               -       (22)
  Increase in net non-current liabilities
 of discontinued operations                                     -       290

Net cash flows provided (used) by discontinued operations         -        (7)

Net cash provided (used) by operating activities                  -     1,108
Cash flows from investing activities:
 Additions to property, plant and equipment                       -         -
Net cash used for investing activities                            -         -

Cash flows from financing activities:
 Decrease in long-term debt                                       -      (737)
 Increase in short term debt                                      -       698
Net cash provided by (used for) financing activities              -       (39)

Net change in cash                                               50      1,069
Cash and cash equivalents at beginning of period                202        298
Cash and cash equivalents at end of period                  $   252    $ 1,367

Supplemental Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                $    7    $   79
    Income taxes                                                30         5


See Accompanying Notes to Consolidated Condensed Financial Statements.

                       CORCAP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES


All financial information for all interim periods presented is unaudited.The financial statements have been prepared in conformity with the accounting principles described in the Corcap, Inc. ("Corcap" or the "Company") and CompuDyne Corporation ("CompuDyne") most recent Form 10-K filings. The management of Corcap believes that all adjustments necessary to present a fair statement of the results for the periods have been included.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Corcap, its wholly owned subsidiaries, and its investment in CompuDyne Corporation. Significant intercompany transactions have been eliminated in the consolidated financial statements. The effect of consolidating
CompuDyne with Corcap was to report CompuDyne's net sales from continuing operations which totals $2.3 million and $2.4 million for the quarters ended March 31, 1995, and 1994, respectively.

Income taxes. The income tax provision is based on management's estimate of Corcap's annualized effective federal and state tax rates.

Net income (loss) per common share. Net income (loss) per common share is based on the weighted average of common shares outstanding during the period, including the effect of common stock equivalents and stock awards where such effect would be dilutive.


BUSINESS SEGMENTS

Financial information for Corcap and CompuDyne on a separate company basis, excluding the elimination of adjustments made in consolidation, is as follows:


Discontinued Operations


Corcap - Formerly operated an elastomer products business.

The results of Corcap are accounted for as discontinued operations in the Balance Sheet and the Consolidated
Statements of Operation in the financial statements due to the divestment of the Acadia segment on July 1, 1991.
Financial results for periods prior to the date of discontinuance have been restated. Net current liabilities and net non-current liabilities of discontinued operations at March 31, 1995 and December 31, 1994 consisted of the following:

Corcap
                                             March 31,         December 31,
                                                1995               1994


($ Thousands)

Property plant & equipment, net               $ 1,031           $   1,044
Net current liabilities                         1,922)             (1,823)
Deferred pension liability                         (9)               (102)
Other non-current liabilities                    (900)               (881)

Less current portion                            (900)               (881)
Net non-current liabilities of
 discontinued operations                     $     -          $       -


Net assets (liabilities)
 of discontinued operations, related parties  $    (5)          $      (5)


For the Quarters ended March 31                   1995           1994



($ Thousands)

Net Sales                                    $     -          $      -

Gross Margin                                       -                 -


Net income (loss)                            $   (19)         $     46


CompuDyne - Operates an electronics and engineering services business and home improvement division.


                                             March 31,          December 31,
                                                  1995                1994


Current assets                               $  2,110            $  2,580
Noncurrent assets                                  46                  42


  Total assets                                   2,156               2,622



Current liabilities, related parties                  -                   -
Current liabilities                              1,880              2,190
Non-current liabilities                             381                 432


  Total liabilities                              2,261              2,622



Net assets                                   $    (105)           $      -


For the Quarters ended March 31                   1995                1994
($ Thousands)

Net Sales                                    $    2,331          $  2,401

Gross Margin                                        428               557

Net income (loss) from:
               Continuing operations                (105)             1,457

Net income (loss)                            $     (105)          $  1,457


COMPUDYNE NOTES AND LOAN PAYABLES

On November 18, 1994 CompuDyne obtained a $350 thousand working capital line of credit agreement with the Asian
American Bank and Trust Company of Boston Massachusetts. The Company used the line of credit during the quarter and paid off its loans at March 31, 1995. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1.0. As of March 31, 1995 the Company had a working capital ratio of
1.12 to 1.0.


RELATED PARTY TRANSACTIONS

CompuDyne provides corporate services to Corcap for which it charged $- a month for the first quarter of 1995 compared to $4 thousand a month during 1994.

Corcap's residual outstanding debt to CompuDyne was $5 thousand as of March 31, 1995 compared to a $22 thousand as of March 31, 1994.

During January 1995 Corcap sold 13,500 shares of CompuDyne Common Stock under Rule 144 of the Securities Act of
1933.

As a result of the sale of the 13,500 shares by Corcap, Corcap's ownership of CompuDyne Common Stock decreased from
35.0% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1994 to 34.2% as of
March 31, 1995, and, after assuming the exercise of Warrants for 150,000 shares of CompuDyne Common Stock (which are presently exercisable until November 18, 1996) Corcap's ownership would be increased to 39.8%. Pursuant to Stock
Purchase Agreements, dated August 1, 1993, between CompuDyne and five members of management, such persons may purchase up to an additional 125,000 shares of CompuDyne Common Stock on each of August 1, 1995 and 1996, assuming certain conditions are met. During 1994, the stock ownership of all members of CompuDyne management (four persons), increased to 13.3% of the issued and outstanding shares of CompuDyne Common Stock, and, after assuming the exercise of the Corcap Warrants, management's ownership would decrease to 12.1%. If such persons purchase all of such shares, Corcap's ownership, on a fully diluted basis, would be decreased to 35% and management's ownership, on a fully diluted basis, would be increased to 22.6%


CONTRACTS IN PROGRESS

            Contracts in progress consist of the following:


($ in thousands)                                  March 31,      December 31,
                                                       1995           1994

U.S. Government Contracts:
  Billed                                          $ 426         $   390
  Unbilled                                           440             644(1)
          Total                                    $ 866          $1,044

(1): The reserve for disallowances of $168 thousand at December 31, 1994 and March 31, 1995 the reserve is included in other accrued expenses.


Almost all of the U.S. Government billed and unbilled receivables are derived from cost-plus or time-and material contracts. The conversion of the majority of the dollars from unbilled to billed receivables is merely a timing consideration, i.e., they will be billed within six days after the month-end closing date. The remainder will be billed following final audit of direct and indirect costs by the Defense Contract Audit Agency.


CONTINGENT LIABILITIES

Corcap no longer has any long term operating leases. CompuDyne has noncancelable operating lease commitments of
$297 thousand in 1995, $437 thousand in 1996, $450 thousand in 1997, $464 thousand in 1998, $477 thousand in 1999 and $80 thousand in 2000.

On March 10, 1986, the United States Environmental Protection Agency ("EPA") notified a subsidiary of Corcap, (then a subsidiary of Lydall) and 34 other entities that they may be potentially responsible for response costs under the
Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") in connection with the release of hazardous substances at a landfill located in Michigan City, Indiana ("Landfill"). On November 10, 1987, the EPA
notified the subsidiary of Corcap that it and other entities identified in the above matter also may be potentially responsible for the EPA's response costs in connection with a property located adjacent to the Landfill, known as the Lin-
See Property. The EPA has indicated that it intends to expand the Landfill matter to encompass the Lin-See Property.
No specific money claim has been made to the subsidiary of Corcap by the EPA with regard to the Landfill matter or the Lin-See Property, and the total cost of the remediation is not yet known. The preliminary indications are that the subsidiary's contribution to the waste volume at the Landfill, if any, was approximately 0.286% of the total volume. Under the terms of the Post-Distribution Agreement, Corcap and Lydall will share any loss which may be sustained in these matters based on the ratio of the total market value of the outstanding capital stock of each company at the time the
actual liability is determined.   As of December  31, 1994, Corcap's
proportionate share of any liability would have been less than 1%.

A wholly-owned subsidiary of Corcap received a preliminary report in May 1989 from an environmental consulting firm that certain substances are present in the soil at the site of Corcap's Dayville, Connecticut, plant as a consequence of past operations. Corcap's tenant was exploring the nature and distribution of those substances to determine what remediation action was required. On July 1, 1991, Corcap's subsidiary leased the property to Clipper and, in connection therewith, Clipper agreed to assume responsibility for up to $500 thousand of remediation costs. Continued site work and remediation analysis had been conducted by environmental engineers contracted by Corcap, on behalf on Clipper. On
July 27, 1994 Clipper's responsibility for environmental costs ended upon the termination of the lease in consideration of their cancellation of a mortgage to Corcap. A final study plan was prepared for review by the Connecticut Department of Environmental Protection to ascertain the costs of remediation and a reserve of $248 thousand was provided for in the third quarter of 1994 and is included in net current liabilities of discontinued operations. The plan has been tentatively approved awaiting a specific work schedule.

During the third quarter of 1991, a wholly-owned subsidiary of Corcap received notification that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaboard Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the
North Carolina Department of Environment, Health and Natural Resources indicates that, during the fall of 1986 and early 1987, a subsidiary of Lydall, which was part of its Elastomer Products Group, may have shipped approximately
.0001016% of the aggregate waste material located at the site. In connection with the spinoff of Corcap from Lydall on July 1, 1988, Corcap succeeded to the businesses and operations that were formerly conducted by the Elastomer Products
Group of Lydall, and Corcap agreed to indemnify Lydall with respect to liabilities arising out of the conduct of the elastomer products business prior to the spinoff. During the third quarter of 1994 Corcap received a pro-rata invoice from the consulting engineer for the site for approximately $500. The environmental engineers indicated that Corcap's potential liability may approximate $8 thousand.

During 1991, Corcap management was advised that the Internal Revenue Service was auditing Lydall's tax returns for certain years in which Corcap's former Acadia subsidiaries were part of Lydall. On December 12, 1992 Lydall presented an invoice to Corcap for $499 thousand representing final taxes and interest paid to the IRS as a result of an audit of Corcap entities for the years 1983 through 1988. Corcap and Lydall are currently engaged in negotiations to settle the amount of this liability. The entire $499 thousand amount, however, has been recognized as a liability in Corcap's financial statements for the years ended December 31, 1994 and 1993. In July 1991, Lydall informed Corcap that as a result of an audit of Corcap entities for the years 1987-1989 Lydall had calculated that Corcap's share of the current assessment is an additional $786 thousand. Lydall has not presented Corcap with an invoice for that amount. Lydall an Corcap are in negotiations to settle the first claim and the possible second claim. It is possible that significant additional taxes could be levied on Lydall for which Corcap would be obligated to reimburse Lydall under the Post-Distribution Agreement.
Also under the Post-Distribution Agreement, it is possible that Lydall may be obligated to reimburse Corcap for certain tax benefits which it obtained as a result of including the Acadia subsidiaries in its consolidated tax return during such years. It is not presently possible to ascertain with any certainty the extent to which any such liabilities, including any liabilities arising from the Internal Revenue Service audit, will be incurred by either company and, if incurred, the portion of which will be allocated to Corcap or whether any such liabilities will be covered by insurance or recoverable from others.

On July 9, 1989 CompuDyne sold the land and building in Vienna, Virginia which housed its Vega Division. In conjunction with the transaction CDI, a subsidiary of CompuDyne, entered into a five-year agreement to lease back the Vienna property for $77 thousand a month on a triple net basis. As part of that agreement, Corcap agreed to guarantee certain obligations of the lessee. On November 29, 1990 two subsidiaries of CompuDyne entered into an agreement with Carlton Industries Inc., ("Carlton") for the sale of its Vega and OAR operations. The terms of the agreement included the assignment of the Vega building lease in Vienna, Virginia to Carlton. In March, 1991, Vega Precision Laboratories,
Inc. ("VPL"), a subsidiary of Carlton, negotiated a rent deferral agreement whereby $25 thousand of the rent plus 10% on that amount, would be deferred each month until the end of December, 1991, after which VPL agreed to pay such deferred amount at not less than $10 thousand a month in 1992 and 1993. CDI remained as the primary lessee and Corcap remained as guarantor. On December 31, 1991, CDI filed a voluntary petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code (See "Information Regarding CompuDyne-Description of Business"). On June 18,
1993 Carlton Industries was sold to Herley Industries, Inc. who acquired VPL. Neither the bankruptcy of CDI or the sale of Carlton affected Corcap's position as guarantor. The lease expired on June 30, 1994, the building was razed and the Company has not been made aware of any defaults on the lease.

Corcap and its subsidiaries including CompuDyne are party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Corcap had a net loss for the 1995 first quarter of $124 thousand compared with income of $1.503 million for the quarter ended March 31, 1994. CompuDyne had a loss of $106 thousand for the 1995 first quarter compared with a net income of $1,454 million for the 1994 first quarter. The loss for the 1995 first quarter was primarily attributable to Suntec division which lost $128 thousand and Data Control which lost $52 thousand. Quanta earned $116 thousand for the quarter while
Corporate activities cost $42 thousand. Net income during the 1994 first quarter was primarily attributable to the collection of life insurance proceeds of $1.8 million which was offset by a liability of $442 thousand for deferred compensation payments due nine former executives who had been given a contingent interest in the policies and operating income of $60 thousand. At the end of the first quarter the Company had a backlog of $7 million. The discontinued operations of Corcap accounted for a loss of $19 thousand.

Net sales from continuing operations in the first quarter of 1995 decreased 4% to $2.3 million from $2.4 million in the first quarter of 1994. The decrease was primarily due to the Suntec division which had sales of $285 thousand compared with $649 thousand for the 1994 first quarter. This was offset by increases in sales at Quanta Systems division where revenues increased by $306 thousand to $1.940 million for the 1995 first quarter. Data Control division had a small sales decline of $11 thousand when compared to the 1994 first quarter.

Gross margin for the first quarter of 1995 decreased $129 thousand (23%) to $428 thousand from $557 thousand for the first quarter of 1994. Suntec's Gross Margin decreased by $174 thousand as a result of lower sales volume but was offset again by DCS which had an increase of $10 thousand and Quanta Systems Division which had a increase of $37 thousand.


Selling, general and administrative expense increased $48 thousand, or 10%, to $529 thousand from $481 thousand for the 1994 first quarter. There were increases in expenses at DCS $28 thousand and Quanta Systems $25 thousand which were offset by Suntec $133 thousand. Corporate expenses during the quarter were $128 thousand higher due to the reversal of excess accruals at the Corporate offices in 1994.

Research and development costs decreased $11 thousand to $5 thousand.

CompuDyne's interest expense for the 1995 first quarter increased $4 thousand to $7 thousand compared with the 1994 first quarter of $3 thousand. The increase was attributable to the use of the revolving line of credit with Asian American
Bank during the quarter.

Other income of $3 thousand for the 1995 first quarter compares with $1.4 million for the 1994 first quarter. During the first quarter of 1994, the Company received the insurance proceeds from the death of Frank Kelley of $1.831 million, which was offset by a liability for deferred compensation payments due nine former executives of $442 thousand.

Corcap had a loss from discontinued operations which represented the costs of operating the Dayville plant less a gain on sale of CompuDyne stock sold during the quarter.

FINANCIAL CONDITION

At the end of the 1994 first quarter Corcap's consolidated working capital deficiency which includes $900 thousand of discontinued operations increased to $670 thousand from a deficiency of $491 thousand at December 31, 1994. $161 thousand decrease was primarily due to CompuDyne's loss for the quarter of $105 thousand and a reduction of deferred compensation of $51 thousand and an increase in fixed assets of $7 thousand. Corcap had a decrease in working capital due to the loss for the quarter.


Corcap's Continued Existence

Due to the disposition of assets in 1990 and 1991, Corcap's remaining assets are CompuDyne Common Stock and the Dayville Property. CompuDyne is currently prohibited under state law from paying dividends because its assets do not exceed its liabilities. Consequently, Corcap does not have any revenue or cash flow. Corcap is obligated to make quarterly payments to its qualified retirement plans. During 1992, Corcap was unable to make the last required quarterly payment to the Plans and was unable to make any payments during 1993 and 1994 which caused the Plans to have an unwaived funding deficiency with respect to the unpaid quarterly amounts, subjecting Corcap to excise tax liability under the Internal Revenue Code of 1986, as amended, of at least 10% of the funding deficiency. On March 21, 1995 Corcap filed an application with the Internal Revenue Service requesting a waiver of the minimum funding standard. In addition,
Corcap has a number of contingent liabilities, including a liability to Lydall for up to $499 thousand as a result of an IRS audit and an additional pending $786 thousand which has not been recorded. The Board of Directors of Corcap is continuing to consider various options that may enable Corcap to meet its obligations and to serve the best interests of its shareholders.

Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)28.1  CompuDyne Corporation's Form 10-Q for the quarter ended March 31,
1995.
 (b)     Reports on Form 8-K
          None
SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CORCAP, INC.






Date:  May 10, 1995                         /s/ Norman Silberdick
                                                Norman Silberdick
                                                President and (Chief
                                               Accounting Officer)





                 INDEX TO EXHIBITS



               Page number

28.1 CompuDyne Corporation's Form 10-Q for the quarter ended March 31, 1995.