Form 10-Q/A
period 1995-03-31
CORCAP INC
filed 1995-06-23
CIK 835176

THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE A FINANCIAL DATA
SCHEDULE




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

                            Yes  X            NO


As of April 30, 1995, a total of 2,929,726 shares of Common Stock, $.01 par value, were outstanding.

Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)28.1  CompuDyne Corporation's Form 10-Q for the quarter ended March 31,
1995.
(b) Exhibit (27)
(c) Reports on Form 8-K
    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CORCAP, INC.






Date:  June 23, 1995                 /s/ Norman Silberdick
                                         Norman Silberdick
                                         President and (Chief
                                        Accounting Officer)