Form 10-Q
period 1995-06-30
CORCAP INC
filed 1995-08-16
CIK 835176

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1995

                                        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to

     Commission File Number                     1-09964

                             Corcap, Inc.
              (Exact name of registrant as specified in its charter)

              Nevada                                06-1237135
     State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization            Identification No.)

     90 State House Square, Hartford, Connecticut  06103-3720
     (Address of principal executive offices) Zip Code)

Registrant's telephone number, including area code   (203)247-7611


Indicate by check mark whether the registrant (1) has filed
 all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X            NO


As of August 10, 1995, a total of 2,925,726 shares of Common Stock,
 $.01 par value, were outstanding.
                                  CORCAP, INC.

                                     INDEX

      Page No.





Part I.  Financial Information


  Item 1. Financial Statements


      Consolidated Balance Sheets -
       June 30, 1995 and December 31, 1994               3


      Consolidated Statements of Operations -
       Three Months and Six Months Ended June 30, 1995 and 1994   4


      Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1995 and 1994           5


      Notes to Consolidated Financial Statements       6-12


  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations      13-14


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K             14

      Signature               15


                         CORCAP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                  June 30,      December 31,
                                     1995           1994
                                  (Unaudited)

ASSETS

Current Assets:

    Cash $        -                               $
 202
    Accounts receivable, net
2,244                     1,827
    Inventories:
    Work in process
377                       260
    Raw Materials and supplies
270                       254
      Total inventories
647                       514
    Other
 96                        37
    Total Current Assets
2,987                     2,580

Property, plant and equipment, at cost
706                       699
  Less:  Accumulated depreciation
(677)                     (672)
    Net property, plant and equipment
 29                        27

Other Assets:
    Other assets, net
102                       102

    Total Assets               $3,118               $     2,709


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts payable                $
1,831               $     1,137
      Bank Line Payable
   48                         -
      Customer deposits
   21                        92
      Accrued pension costs
   25                        25
      Accrued liabilities
  801                       865
      Net current liabilities of discontinued operations
  918                       881
      Current portion of deferred compensation
   96                        71
      Total Current Liabilities
3,740                     3,071

Deferred compensation and other long term liabilities
  359                         432
           Total Liabilities
4,099                     3,503

STOCKHOLDERS  DEFICIT

Common stock
   29                        29
Capital in excess of par
  269                       269
Minimum pension liability
 (556)                     (556)
Accumulated deficit
(25,756)                  (25,569)
         (26,014)
(25,827)
Contributed capital
25,033                    25,033

      Total Stockholders' Equity
 (981)                     (794)

        Total Liabilities and Stockholders' Equity (Deficit)                $
3,118               $     2,709


  See Accompanying Notes to Consolidated Financial Statements.
   CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data )

                                             (Unaudited)




                   Three Months Ended             Six Months Ended
                       June 30,                 June 30,

                           1995         1994             1995          1994

Net sales   $     2,892    $    3,287       $  5,222       $  5,668
Cost of Sales   2,426         2,342          4,329          4,186
     Gross margin  466           945            893          1,502

Selling, general and administrative expenses 479 702       1,013          1,199
     Operating income (loss)                   (13)          243
(120)           303

Other income (expense):
  Interest expense, net                          (8)           (3)
(10)            (2)
  Other income (expense), net    (15)          166            (12)
1,563
     Total other income (expense), net          (23)          163
(22)         1,561

Income (loss) from continuing operations       (36)          406
(142)         1,864
Income tax (expense) benefit              -           (30)             -
   (31)
Income (loss) from continuing operations       (36)          376
(142)         1,833

Discontinued operations:
     Corcap income (loss) from
     operations net of tax benefit  (26)      (26)   (45)            20

Net Income (loss)                 (62)          350           (187)
1,853
Less: Outside shareholder interest in income of affiliate       -
63             -0-            63

Net Income (loss)          $      (62)    $     287       $   (187)     $
1,790

Weighted average common shares   2,926         2,926          2,926
2,926

Net income (loss) per common share:
  Continuing operations   $      (.01)   $      .11       $  (.05)      $
 .61
  Discontinued operations          (.01)         (.01)         (.01)
 .01
     Net income (loss) per share   $      (.02)  $      .10    (.06)      $
 .62




  See Accompanying Notes to Consolidated
Condensed Financial Statements.



                          CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                   Six Months Ended
                                       June 30,
                                    1995     1994
Cash flows provided by (used for) operating activities:

 Income (loss) from continuing operations
     $   (142)        $ 1,770
 Depreciation and amortization
            5               1
 Outside interest in income of affiliate
            -              63

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable
         (417)            (85)
  (Increase) decrease in inventories
         (133)              4
  Decrease in accounts payable and other accrued
   liabilities        631
         666
     Decrease in accounts payable and other accrued
   liabilities, related parties
            -             (22)
  (Increase) decrease in other assets
            -              (2)
  Decrease in long term liabilities
          (73)            (32)
  (Increase) decrease in other, net
         (107)             (8)
 Total                (93)
         521

Net cash provided (used) by continuing operations
         (235)            251

  Income (loss) from discontinued operations
          (45)           (223)
  Increase (decrease) in net current liabilities
of discontinued operations                 37             172
  Increase (decrease) in net current liabilities
of discontinued operations
  related parties       -
         (14)
  Increase in net non-current liabilities of
discontinued operations                         -             (87)

Net cash flows provided (used) by discontinued operations
           (8)           (152)

Net cash provided (used) by operating activities
         (243)             99

Cash flows from investing activities:
 Additions to property, plant and equipment
           (7)            (28)
Net cash used for investing activities
           (7)            (28)

Cash flows from financing activities:
 Decrease in long-term debt
            -             (76)
 Increase in short term debt
           48              23
Net cash provided by (used for) financing activities
           48             (53)

Net change in cash
         (202)             18
Cash and cash equivalents at beginning of period
          202             283
Cash and cash equivalents at end of period
     $      -         $   301

Supplemental Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest     $     10
     $   114
    Income taxes        -
          -0-


See Accompanying Notes to
 Consolidated Condensed Financial Statements.
                       CORCAP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES

All financial information for all interim periods presented
 is unaudited. The financial
statements have been prepared in conformity with the accounting principles described in the
Corcap, Inc. ("Corcap" or the "Company") and CompuDyne Corporation ("CompuDyne") most recent Form 10-K filings. The management of Corcap believes that all adjustments necessary to present a fair statement of the results for the periods have been included.

Principles of consolidation.
The accompanying consolidated financial statements include the accounts of Corcap, its wholly owned subsidiaries, and its investment in
CompuDyne Corporation. Significant intercompany transactions have been eliminated in the consolidated financial statements. The effect of consolidating CompuDyne with Corcap was to report CompuDyne's net sales from continuing operations which totals $2.9 million and
$3.3 million for the quarters ended June 30, 1995, and 1994, respectively.

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

The results of Corcap are accounted for as discontinued operations in the Balance Sheet and the Consolidated Statements of Operation in the financial statements due to the divestment of the Acadia segment on July 1, 1991.
Financial results for periods prior to the date of discontinuance have been restated. Net current liabilities and net non-current liabilities of discontinued operations at June 30, 1995 and December 31, 1994 consisted of the following:

Corcap
            June 30,                               December 31,
              1995                      1994
($ Thousands)
Property plant & equipment, net                        $ 1,017                $
 1,044
Net current liabilities         (1,926)                  (1,823)
Deferred pension liability                                   (9)
   (102)
Other non-current liabilities   -                        -
                              (918)                     881
Less current portion      (918)                           (881)
Net non-current liabilities of
discontinued operations           $     -                $       -


Net assets (liabilities)
 of discontinued operations,
 related parties          $   (13)               $      (5)


For the Quarters ended June 30                                      1995
         1994


($ Thousands)

Net Sales              $     -                      $      -

Gross Margin                 -                             -

Net income (loss)      $   (26)                     $    (26)



CompuDyne - Operates an electronics and engineering
 services business and home improvement
division.
                                        June 30,          December 31,
                                        1995                   1994
($ Thousands)


Current assets         $  2,987                $  2,580
Noncurrent assets            52                      42
  Total assets            3,039                   2,622

Current liabilities, related parties                                    -
               -
Current liabilities       2,822                   2,190
Non-current liabilities                                               359
             432
  Total liabilities       3,181                   2,622

Net assets             $   (142)               $      -


For the Quarters ended June 30               1995                     1994
($ Thousands)

Net Sales              $  2,892                 $  3,287

Gross Margin                465                     945

Net income (loss) from:
        Continuing operations      (36)                   376

Net income (loss)      $    (36)                    $    376

COMPUDYNE NOTES AND LOAN PAYABLES

On November 18, 1994 CompuDyne obtained a $350 thousand
 working capital line of credit
agreement with the Asian American Bank and Trust Company of Boston Massachusetts. The
Company used the line of credit during the quarter and had a loan of
 $48 thousand at June 30,
1995. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1.0.
As of June 30, 1995 the Company had a working capital ratio of 1.1 to
 1.0. During July 1995 the
line of credit was increased to $500 thousand and the advance rate was increased from 50% to 75%
of eligible accounts receivable.


RELATED PARTY TRANSACTIONS

CompuDyne provides corporate services to Corcap for which it charged
 $-0- a month for the second
quarter of 1995 compared to $4 thousand a month during 1994.

Corcap's residual outstanding debt to CompuDyne was $13 thousand as of June 30, 1995 compared with $43 thousand as of June 30, 1994.

During April 1995 Corcap sold 13,500 shares of CompuDyne Common Stock under Rule 144 of
the Securities Act of 1933.

As a result of the sale of the 27,000 shares by Corcap, Corcap's ownership of CompuDyne Common
Stock decreased from 35.0% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1994 to 33.2% as of June 30, 1995, and, after assuming the exercise of
Warrants for 150,000 shares of CompuDyne Common Stock (which are presently exercisable until
November 18, 1996) Corcap's ownership would be increased to 39%.
 Pursuant to Stock Purchase
Agreements, dated August 1, 1993, between CompuDyne and five members of management, such persons may purchase up to an additional 106,250 shares of
 CompuDyne Common Stock on each
of August 1, 1995 and 1996, assuming certain conditions are met.
 During 1994, the stock ownership
of all members of CompuDyne management (four persons), increased to 13.3% of the issued and outstanding shares of CompuDyne Common Stock, and, after assuming the exercise of the Corcap
Warrants, management's ownership would decrease to 12.1%.  If such persons purchase all of such
shares, Corcap's ownership, on a fully diluted basis, would be decreased to 33.1% and management's ownership, on a fully diluted basis, would be increased to 20.6%.
CONTRACTS IN PROGRESS

Contracts in progress consist of the following:


($ in thousands)                         June 30,            December 31,
                                          1995                  1994

U.S. Government Contracts:
  Billed                           $       1,353         $       390
  Unbilled                                   412                 644(1)
          Total                    $       1,765         $     1,044

          (1): The reserve for disallowances of $168 thousand at December 31, 1994 and March 31,
1995 the reserve is included in other accrued expenses.


Almost all of the U.S. Government billed and unbilled receivables are derived from cost-plus or
time-and material contracts.  The conversion of the majority of the dollars from unbilled to billed
receivables is merely a timing consideration, i.e., they will be billed within six days after the month-
end closing date.  The remainder will be billed following final audit  of direct and indirect costs by
the Defense Contract Audit Agency.


CONTINGENT LIABILITIES

Corcap no longer has any long term operating leases. CompuDyne has noncancelable operating lease commitments of $198 thousand in 1995, $437 thousand in 1996,
 $450 thousand in 1997, $464
thousand in 1998, $477 thousand in 1999 and $80 thousand in 2000.

On March 10, 1986, the United States Environmental Protection Agency
 ("EPA") notified a
subsidiary of Corcap, (then a subsidiary of Lydall) and 34 other entities that they may be potentially
responsible for response costs under the Comprehensive Environmental
 Response Compensation
and Liability Act ("CERCLA") in connection with the release of hazardous substances at a landfill
located in Michigan City, Indiana ("Landfill").  On November 10,
 1987,  the EPA notified the
subsidiary of Corcap that it and other entities identified in the above matter also may be potentially
responsible for the EPA's response costs in connection with a property located adjacent to the
Landfill, known as the Lin-See Property.  The EPA has indicated that it intends to expand the
Landfill matter to encompass the Lin-See Property.  No specific money claim has been made to
the subsidiary of Corcap by the EPA with regard to the Landfill matter or the Lin-See Property,
and the total cost of the remediation is not yet known.  The preliminary indications are that the
subsidiary's contribution to the waste volume at the Landfill, if any, was approximately 0.286% of the total volume. Under the terms of the Post-Distribution
 Agreement,
 Corcap and Lydall will
share any loss which may be sustained in these matters based on the ratio of the total market value
of the outstanding capital stock of each company at the time the actual liability is determined.
As of December 31, 1994, Corcap's proportionate share of any liability would have been less than 1%.

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

During 1991, Corcap management was advised that the Internal Revenue
 Service was auditing
Lydall's tax returns for certain years in which Corcap's former
 Acadia subsidiaries were part of
Lydall. On December 12, 1992 Lydall presented an invoice to Corcap for $499 thousand
representing final taxes and interest paid to the IRS as a result of an audit of Corcap entities for
the years 1983 through 1988. Corcap and Lydall are currently engaged in negotiations to settle the
amount of this liability. The entire $499 thousand amount,
 however, has been recognized as a
liability in Corcap's financial statements for the years ended
 December 31, 1994 and 1993. In July
1991, Lydall informed Corcap that as a result of an audit of
 Corcap entities for the years 1987-1989
Lydall had calculated that Corcap's share of the current assessment is an additional $380 thousand.
Lydall has not presented Corcap with an invoice for that amount.
 Lydall an Corcap are in final
negotiations to settle the claims. It is possible that significant additional taxes could be levied on
Lydall for which Corcap would be obligated to reimburse Lydall under the Post-Distribution
Agreement. Also under the Post-Distribution Agreement, it is possible that Lydall may be obligated
to reimburse Corcap for certain tax benefits which it obtained as a result of including the Acadia
subsidiaries in its consolidated tax return during such years.
It is not presently possible to ascertain with any certainty the extent to which any such liabilities, including any liabilities arising from the Internal Revenue Service audit, will be incurred by either company and, if incurred, the portion
of which will be allocated to Corcap or whether any such liabilities will be covered by insurance or recoverable from others.

On July 9, 1989 CompuDyne sold the land and building in Vienna,
 Virginia  which housed its Vega
Division. In conjunction with the transaction CDI, a subsidiary of CompuDyne, entered into a five-year agreement to lease back the Vienna property for $77 thousand a month on a triple net basis.
As part of that agreement, Corcap agreed to guarantee certain obligations of the lessee.  On
November 29, 1990 two subsidiaries of CompuDyne entered into an agreement with Carlton
Industries Inc., ("Carlton") for the sale of its Vega and OAR operations.  The terms of the
agreement included the assignment of the Vega building lease in Vienna, Virginia to Carlton.  In
March, 1991, Vega Precision Laboratories, Inc. ("VPL"), a
 subsidiary of Carlton, negotiated a rent deferral agreement whereby $25 thousand of the rent plus 10%
 on that amount, would be deferred
each month until the end of December, 1991, after which VPL
 agreed to pay such deferred amount
at not less than $10 thousand a month in 1992 and 1993.
 CDI remained as the primary lessee and
Corcap remained as guarantor. On December 31, 1991,
 CDI filed a voluntary petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code
 (See "Information Regarding CompuDyne-
Description of Business"). On June 18, 1993 Carlton Industries
 was sold to Herley Industries, Inc.
who acquired VPL. Neither the bankruptcy of CDI or the sale of
 Carlton affected Corcap's position
as guarantor. The lease expired on June 30, 1994, the building was razed and the Company has not
been made aware of any defaults on the lease.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Corcap had a net loss for the 1995 second quarter of $62 thousand compared with income of $287
thousand for the quarter ended June 30, 1994. CompuDyne had a loss of $36 thousand for the 1995
second quarter compared with a net income of $376 thousand for the 1994 second quarter. The loss for the 1995 second quarter was primarily attributable to Suntec division which lost $100 thousand
and Data Control which lost $24 thousand. Quanta earned $152 thousand  for the quarter while
Corporate activities cost $64 thousand. Net income during the
 1994 second quarter was primarily
attributable to debt forgiveness of $162 thousand resulting
 from the modification to the Clipper
Loan Agreement on May 9, 1994 and income from operations of
 $214 thousand.  At the end of the
second quarter the Company's backlog remained at $7 million.
 The discontinued operations of
Corcap accounted for a loss of $26 thousand during the quarter.

Net sales from continuing operations in the second quarter
 of 1995 decreased 12% to $2.9 million
from $3.3 million in the second quarter of 1994.  The decrease was primarily due to the Suntec
division which had sales of $324 thousand compared with
 $1.043 million for the 1994 second
quarter. This was offset by increases in sales at Quanta Systems division where revenues increased
by $368 thousand to $2.4 million for the 1995 second quarter.
 Data Control division had a small
sales decline of $15 thousand when compared with the 1994 second quarter.

Gross margin for the first quarter of 1995 decreased $480 thousand
 (51%) to $465 thousand from
$945 thousand for the second quarter of 1994.  Suntec's Gross
 Margin decreased by $431 thousand
as a result of lower sales volume. DCS had a decrease of
 $22 thousand and Quanta Systems
Division  had a decrease of $36 thousand.

Selling, general and administrative expense decreased $255 thousand, or 36%, to $445 thousand from $700 thousand for the 1994 second quarter. The decrease was primarily due to Suntec's
reduction of costs of $238 thousand.

Research and development costs which were totally attributable to DCS, increased $32 thousand to $34 thousand compared with the second quarter of 1994.

CompuDyne's interest expense for the 1995 first quarter decreased
 $9 thousand to $3 thousand
compared with the 1994 first quarter of $3 thousand.
 The decrease was attributable to amount of interest paid on the Clipper obligation in 1994.

Other expense of $15 thousand for the 1995 second quarter compares with other income of $166
thousand for the 1994 second quarter. During the second quarter of 1994, the Company negotiated a debt forgiveness of $162 thousand from Clipper.

Corcap had a loss from discontinued operations which represented the costs of operating the
Dayville plant less a gain on sale of CompuDyne stock sold during the quarter.


FINANCIAL CONDITION

At the end of the 1994 second quarter Corcap's consolidated working capital deficiency, which includes $918 thousand of discontinued operations, increased to
 $753 thousand from a deficiency
of $491 thousand at December 31, 1994.  Of the $262 thousand decrease, $187 thousand was due
to the loss for the first two quarters and $73 thousand was due to reduction in deferred compensation.


Corcap's Continued Existence

Due to the disposition of assets in 1990 and 1991, Corcap's remaining assets are CompuDyne
Common Stock and the Dayville Property. On July 14, 1995 Corcap
 entered into a purchase and
sale agreement with Fabrilock, Inc. whereby Fabrilock purchased the Dayville property in exchange
for 20% of Fabrilock's issued and outstanding shares. CompuDyne is currently prohibited under state law from paying dividends because its assets do not exceed its liabilities. Consequently, Corcap does not have any revenue or cash flow. Corcap is obligated to make quarterly payments to its qualified retirement plans. During 1992, Corcap was unable to make the last required quarterly
payment to the Plans and was unable to make any payments
 during 1993 and 1994, which caused
the Plans to have an unwaived funding deficiency with
 respect to the unpaid quarterly amounts, subjecting Corcap to excise tax liability under the Internal Revenue Code of 1986, as amended, of at least 10% of the funding deficiency. On March 21, 1995
 Corcap filed an application with the
Internal Revenue Service requesting a waiver of the minimum
 funding standard, which was denied
by the Internal Revenue Service in June 1995. In addition, Corcap has a number of contingent
liabilities, including a liability to Lydall for up to $499
 thousand as a result of an IRS audit and an additional pending $786 thousand which has not been recorded.
The Board of Directors of Corcap
is continuing to consider various options that may enable
 Corcap to meet its obligations and to
serve the best interests of its shareholders.


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a) 28.1 CompuDyne Corporation's Form 10-Q for the quarter ended June 30, 1995
 (b)     Reports on Form 8-K

          Corcap sale of the Dayville property to Fabrilock.
SIGNATURE

          Pursuant to the requirements of the Securities Exchange
 Act of 1934, the registrant has duly
caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CORCAP, INC.





Date:  August 10, 1995                      /s/ Norman Silberdick
                                               Norman Silberdick
                                President and (Chief Accounting
Officer)



                 INDEX TO EXHIBITS


              Page number

28.1 CompuDyne Corporation's Form 10-Q for the quarter ended June 30, 1995.