Form 10-Q
period 1995-09-30
CORCAP INC
filed 1995-11-14
CIK 835176

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          September 30, 1995


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

                         Yes  X            NO


As of November 13, 1995 a total of 2,925,726 shares of Common Stock, $.01 par value, were outstanding.






                                  CORCAP, INC.

                                     INDEX

      Page No.





Part I.  Financial Information


  Item 1. Financial Statements


      Consolidated Balance Sheets -
       September 30, 1995 and December 31, 1994      3


      Consolidated Statements of Operations -
       Three Months and Nine Months Ended September 30, 1995 and 1994
     4


      Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1995 and 1994
     5


      Notes to Consolidated Financial Statements               6-10


  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations          11-12


Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K                   12


      Signature                     12

                         CORCAP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

   September 30                                             December 31,
            1995                                                    1994


ASSETS

Current Assets:

    Cash $        -
$       202
    Accounts receivable, net
        -                     1,827
    Inventories:
    Work in process
        -                       260
    Raw Materials and supplies
        -                       254
      Total inventories
        -                       514
    Other
        -                        37
    Total Current Assets
        -                     2,580

Property, plant and equipment, at cost
        -                       699
  Less:  Accumulated depreciation
        -                      (672)
    Net property, plant and equipment
        -                        27

Other Assets:
    Net noncurrent assets of discontinued operations
      120                       102

    Total Assets
$      120               $     2,709


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

      Accounts payable
 $        -               $     1,137
      Customer deposits
          -                        92
      Accrued pension costs
          -                        25
      Accrued liabilities
          -                       865
      Net current liabilities of discontinued operations
      1,680                       881
      Current portion of deferred compensation
          -                        71
      Total Current Liabilities
      1,680                     3,071

Deferred compensation and other long term liabilities
          -                       432
           Total Liabilities
      1,680                     3,503

STOCKHOLDERS  DEFICIT

Common stock
         29                        29
Capital in excess of par
        269                       269
Minimum pension liability
       (556)                     (556)
Accumulated deficit
    (26,335)                  (25,569)
         (26,593)
     (25,827)
Contributed capital
     25,033                    25,033

      Total Stockholders' Equity
     (1,560)                     (794)

        Total Liabilities and Stockholders' Equity (Deficit)
 $      120               $     2,709


          See Accompanying Notes to Consolidated Financial Statements. CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data )

                                  (Unaudited)




       Three Months Ended                                 Nine Months Ended

               September 30,                                 September 30,


                    1995                                         1994
      1995    1994

Net sales        $       -                                    $    2,870
    $  4,615$  6,866
Cost of Sales            -                                         2,615
       3,993   5,986
     Gross margin        -                                           255
         622     880

Selling, general and administrative expenses                          -
       247       496     556
     Operating income (loss)                                          -
         8       126     324

Other income (expense):
  Interest expense, net                                               -
        2          (10)          -
  Other income (expense), net                                         -
       256       (12)        1,819
     Total other income(expense), net                                 -
       258       (22)        1,819

Income (loss) from continuing operations                              -
       266       104         2,143
Income tax expense                                                    -
         2         -     (29)
Income (loss) from continuing operations                              -
       268       1042     ,114

Discontinued operations:
         Suntec income (loss) from operations                         -
      (138)     (246)         (175)
         Corcap income (loss) from
         operations net of tax benefit                             (618)
     1,468      (663)        1.512

Net Income (loss)     (618)                                    1,598
(909)        3,451
Less: Outside shareholder interest in income of affiliate
        72         -     135

Net Income (loss)$    (618)                                    $   1,526
    $   (805) $  3,316


Weighted average common shares                                     2,926
     2,926     2,926   2,926

Net income (loss) per common share:
  Continuing operations                                       $        -
$      .10  $    .04$    .73
  Discontinued operations                                           (.21)
       .42      (.31)          .41
     Net income (loss) per share                              $     (.21)
$      .52  $   (.27)     $   1.14







     See Accompanying Notes to Consolidated Condensed Financial Statements.

                          CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                  Nine  Months Ended
                 September 30
              1995                                 1994


Cash flows provided by (used for) operating activities:

 Income (loss) from continuing operations                     $       -
    $ 1,804
 Depreciation and amortization
   -              9
 Outside interest in income of affiliate                              -
        135

 Changes in assets and liabilities:
  Decrease in accounts receivable                                 1,827
        218
  (Increase) decrease in inventories                                514
       (225)
 Decrease in accounts payable and other accrued liabilities      (2,027)
       (140)
 Decrease in accounts payable and other accrued
  liabilities, related parties                                        -
         -0-
 (Increase) decrease in other assets                                 37
          8
 Decrease in long term liabilities                                 (432)
        (85)
 (Increase) decrease in other, net                                 (163)
        (45)
         Total        (244)                                      (125)

Net cash provided (used) by continuing operations                  (244)
      1,679

  Income (loss) from discontinued operations
(663)         1,512
  Increase (decrease) in net current liabilities of discontinued operations
    799       147
  Increase (decrease) in net non-current assets of discontinued operations
 (18)         (782)
  Increase (decrease) in net non-current liabilities
    of discontinued operations                                        -
       (846)

Net cash flows provided (used) by discontinued operations           118
         31

Net cash provided (used) by operating activities                   (126)
      1,710

Cash flows from investing activities:
 Decrease in investment in CompuDyne                                (10)
          -
 Deletions to property, plant and equipment                          27
          -
Net cash used for investing activities
  17              -

Cash flows from financing activities:
 Decrease in receivable from management                             (92)
          -
 Decrease in long-term debt
   -         (1,050)
 Increase in short term debt                                          -
       (121)
Net cash provided by (used for) financing activities
 (92)        (1,171)

Net change in cash                                                 (202)
        539
Cash and cash equivalents at beginning of period                    202
        298
Cash and cash equivalents at end of period                    $       -
    $   837

Supplemental Schedule of Cash Flow Information:
  Cash paid during the period for:
                   Interest                                   $       -
    $   114
                   Income taxes                                       -
          -



     See Accompanying Notes to Consolidated Condensed Financial Statements.

                       CORCAP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





SIGNIFICANT ACCOUNTING POLICIES


All financial information for all interim periods presented is unaudited. The financial statements have been prepared in conformity with the accounting principles described in the Corcap, Inc. ("Corcap" or the
"Company") most recent Form 10-K filing. The management of Corcap believes that all adjustments necessary to present a fair statement of the results for the periods have been included.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of
Corcap and its wholly owned subsidiaries. Beginning with the September 30, 1995 quarter Corcap's investment in CompuDyne is no longer being consolidated in the financial statements of Corcap. The investment will be carried at its book value and will be accounted for by the equity method of accounting.
For the nine month periods ending September 30, 1995 and 1994, CompuDyne is consolidated with Corcap but only through June 30, 1995 and 1994 respectively. All intercompany transactions have been eliminated in the consolidated financial statements. The effect of consolidating CompuDyne with Corcap was to report
CompuDyne's net sales from continuing operations which total $4.6 million and $6.8 million for the six months ended June 30, 1995 and 1994, respectively.

Income taxes. The income tax provision is based on management's estimate of Corcap's annualized effective federal and state tax rates.

Net income (loss) per common share. Net income (loss) per common share is based on the weighted average of common shares outstanding during the period, including the effect of common stock equivalents and stock awards where such effect would be dilutive.



BUSINESS SEGMENTS

Financial information for Corcap on a separate company basis, excluding the elimination of adjustments made in consolidation, is as follows:


Discontinued Operations

Corcap - Formerly operated an elastomer products business.

The results of Corcap are accounted for as discontinued operations in the Balance Sheet and the
Consolidated Statements of Operation in the financial statements due to the divestment of the Acadia segment on July 1, 1991. Net current liabilities and net non-current liabilities of discontinued operations at
September 30, 1995 and December 31, 1994 consisted of the following:

Corcap
                                                              September 30,
          December 31,
                                                                   1995
                  1994
($ Thousands)

Property plant & equipment, net                                  $     -
             $   1,044
Investments in affiliates                                            129
                     -
Net current liabilities                                           (1,680)
                (1,823)
Deferred pension liability                                            (9)
                  (102)
Other non-current liabilities                                          -
                     -
                                                                  (1,560)
                  (881)
Less current portion    (1,680)                                       (881)

Net non-current liabilities of discontinued operations           $     -
             $       -


Net assets (liabilities)
 of discontinued operations, related parties                     $   120
             $      (5)


For the Quarters ended September 30                                 1995
               1994


($ Thousands)

Net Sales              $     -                                   $      -

Gross Margin                 -                                          -

Net income (loss)      $  (668)                                  $  1,468




CompuDyne - Operates an electronics and engineering services business and home improvement division until
                    August 21, 1995. For the quarter ended September 30, 1995 CompuDyne is not consolidated in Corcap.
                    Corcap's share of the loss was $10 thousand for the quarter under the equity method of accounting.


            September 30,                                       December
31,
                                                                   1995
                  1994
($ Thousands)

Current assets                                                   $     -
             $   2,580
Non-current assets                                                     -
                    42
   Total Assets                                                        -
                 2,622

Current liabilities, related parties                                   -
                     -
Current liabilities                                                    -
                 2,190
Non-current liabilities                                                -
                   432
   Total Liabilities         -                                       2,622

Net Assets             $     -                                   $       -


For the Quarters ended September 30                                 1995
               1994


($ Thousands)

Net Sales              $     -                                   $  2,870

Gross Margin                 -                                        255

Net income (loss) from:
  continuing operations                                          $     -
             $    266

Net income (loss)      $   (10)                                  $    130

RELATED PARTY TRANSACTIONS

CompuDyne provides corporate services to Corcap for which it charged $0 a month for the first quarter of 1995 compared with $4 thousand a month during 1994.

Corcap's residual outstanding debt to CompuDyne was $72 thousand as of September 30, 1995 compared with $22 thousand as of September 30, 1994.

On August 21, 1995, CompuDyne Corporation ("CompuDyne") an affiliate of Corcap, Inc. ("Corcap" or the
"Registrant") entered into and consummated a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among CompuDyne, Martin A. Roenigk and Alan Markowitz (Messrs. Roenigk and Markowitz are, collectively, the "Sellers") and MicroAssembly Systems, Inc. ("MicroAssembly"), pursuant to which
CompuDyne issued to the Sellers 1,260,460 shares of its Convertible Preference Stock, Series D ("Series D
Preference Stock") in exchange for all of the Sellers' shares of capital stock of MicroAssembly, which shares represent all of MicroAssembly's issued and outstanding capital stock. The consummation of the Stock
Purchase Agreements are hereinafter referred to as the "Transaction."

As part of the Transaction, in return for a $400 thousand advance to CompuDyne at the closing,
CompuDyne issued to the Sellers Senior Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $400,000, which Notes are convertible, prior to redemption by CompuDyne, into
CompuDyne common stock at a conversion rate of $1.50 per share of common stock, or 266,667 shares of common stock if the entire principal amount of the Notes is converted. Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Notes was issued to Mr. Roenigk, and $100 thousand principal amount of the Notes was issued to Mr. Markowitz.

As a part of the Transaction, Norman Silberdick, Corcap's Chairman, President and Chief Executive Officer, has resigned as such and as a director of Corcap. Corcap's Board of Directors has elected Mr. Roenigk to fill Mr. Silberdick's seat on the Board of Directors. In recognition of Mr. Roenigk's agreement to serve on the Registrant's Board of Directors and in order to facilitate the consummation of the Transaction, Corcap has issued him options to purchase up to 450,000 shares of its common stock for $.15 per share. The options are divided into two tranches, one of 300,000 shares and the other of 150,000 shares. The options for the 300,000 shares expire on August 20, 1996 ("Option I"). Exercise of the options for the entire 300,000 shares available under and in accordance with the terms of Option I is a precondition to the availability of the options for the remaining 150,000 shares, which remaining options expire on August 20, 2005.

Prior to the Transaction, Mr. Roenigk held 70,000 shares of Corcap common stock, which is approximately
2.4% of Corcap's voting shares. Upon exercise of his options to purchase the 450,000 additional shares of Corcap's common stock, Mr. Roenigk would hold approximately 15.4% of its common stock.

On August 21, 1995, Corcap purchased the 150,000 shares of CompuDyne common stock for $.40 per share in accordance with the terms of a Warrant issued by CompuDyne to Corcap on March 10, 1993 and amended as of April 1, 1993, and August 15, 1995.

In payment of the purchase price for the Warrant Shares, Corcap executed a promissory note for $60,000 payable to CompuDyne (the "Corcap Promissory Note"). The Corcap Promissory Note bears interest on the unpaid principal at the annual rate of eight percent (8%). Payment of the unpaid principal of the Corcap
Promissory Note and all accrued and unpaid interest thereon is due on August 21, 2000.

Corcap exercised the right to acquire the Warrant Shares in connection with and as a result of CompuDyne's issuance of (i) 1,260,460 shares of Series D Preference Stock to Messrs. Martin A. Roenigk and Alan
Markowitz, which shares are convertible by the holders into 1,260,460 shares of CompuDyne Common
Stock, (ii) $400,000 principal amount of Senior Convertible Promissory Notes to Messrs. Roenigk and
Markowitz, which promissory notes are convertible by the holders into 266,667 shares of CompuDyne
Common Stock , and (iii) option to purchase 200,000
 shares of CompuDyne
Common Stock to Mr. Roenigk
at an exercise price of $1.50 per share, all pursuant to a certain Stock Purchase Agreement by and among
CompuDyne, Messrs. Roenigk and Markowitz, and MicroAssembly Systems, Inc. (the "Stock Purchase
Agreement").

On July 27, 1995 Corcap made a broker transaction sale of 13,500 shares of CompuDyne Common Stock pursuant to the provisions of Rule 144 on the OTC market for a price of $1.50 per shares.

On September 15, 1995 Corcap contributed 224,000 shares of CompuDyne Common Stock to satisfy
Corcap's minimum funding obligations for the 1992, 1993 and 1994 Plan Years of two of its employee pension plans; Corcap, Inc. Pension Plan 1A ("Plan 1A") and Corcap, Inc. Pension Plan 6B ("Plan 6B")(Plan
1A and Plan 6B are collectively referred to as the "Constituent Plans"), as required under Section 412 of the Internal Revenue Code of 1986, as amended (the "Code").

Corcap now has beneficial ownership of 446,881 shares of CompuDyne's Common Stock which is approximately 25.5% of CompuDyne's issued and outstanding as of September 15, 1995, or 12.6% on a fully diluted basis.


CONTINGENT LIABILITIES

Corcap no longer has any long term operating leases.

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


A wholly-owned subsidiary of Corcap received a preliminary report in May 1989 from an environmental consulting firm that certain substances are present in the soil at the site of Corcap's Dayville, Connecticut, plant as a consequence of past operations. Corcap's tenant was exploring the nature and distribution of those substances to determine what remediation action was required. On July 1, 1991, Corcap's subsidiary leased the property to Clipper and, in connection therewith, Clipper agreed to assume responsibility for up to $500 thousand of remediation costs. Continued site work and remediation analysis had been conducted by environmental engineers contracted by Corcap, on behalf on Clipper. On July 27, 1994 Clipper's responsibility for environmental costs ended upon the termination of the lease in consideration of their cancellation of a mortgage to Corcap. A final study plan was prepared for review by the Connecticut
Department of Environmental Protection to ascertain the costs of remediation and a reserve of $248 thousand was provided for in the third quarter of 1994. On July 14, 1995 Corcap entered into a purchase and sale agreement with Fabrilock, Inc., a newly formed corporation, whereby Fabrilock purchased the
Dayville property in exchange for 20% of Fabrilock's issued and outstanding shares and the assumption by
Fabrilock of the cost of the environmental
 remediation of the property
estimated to be between $58
thousand and $248 thousand. Under the terms of the purchase and sale agreement any environmental costs in excess of $100 thousand would reduce the repurchase price of the shares which are $1.35 million.
Corcap reduced its reserve for the environmental liability in the third quarter ended September 30, 1995.

During 1991, Corcap management was advised that the Internal Revenue Service was auditing Lydall's tax returns for certain years in which Corcap's former Acadia subsidiaries were part of Lydall. On December 12,
1992 Lydall presented an invoice to Corcap for $499 thousand representing final taxes and interest paid to the IRS as a result of an audit of Corcap entities for the years 1983 through 1988. Corcap and Lydall are currently engaged in negotiations to settle the amount of this liability. The entire $499 thousand amount, however, has been recognized as a liability in Corcap's financial statements for the years ended December
31, 1994 and 1993. In July 1991, Lydall informed Corcap that as a result of an audit of Corcap entities for the years 1987-1989 Lydall had calculated that Corcap's share of the current assessment is an additional
$382 thousand. Lydall has presented Corcap with an invoice for that amount which was recorded in the quarter ended September 30, 1995. Lydall and Corcap are in negotiations to settle the claims. It is possible that significant additional taxes could be levied on Lydall for which Corcap would be obligated to reimburse
Lydall under the Post-Distribution Agreement. Also under the Post-Distribution Agreement, it is possible that Lydall may be obligated to reimburse Corcap for certain tax benefits which it obtained as a result of including the Acadia subsidiaries in its consolidated tax return during such years. It is not presently possible to ascertain with any certainty the extent to which any such liabilities, including any liabilities arising from the Internal Revenue Service audit, will be incurred by either company and, if incurred, the portion of which will be allocated to Corcap or whether any such liabilities will be covered by insurance or recoverable from others.

Certain retirees of the Dayville plant had received voluntary medical insurance payments from Corcap which ceased in 1991 when Corcap was unable to continue to make these payments. The retirees retained counsel and made a claim against the Company asserting that the Company was liable for the medical insurance payments as well as certain life insurance claims. The Company has denied the claim that it was liable since it made voluntary payments. The Company and the retirees have been in negotiation to settle the dispute but have not been able to reach a satisfactory conclusion. Counsel for the retirees has brought suit against the Company.

Corcap and its subsidiaries including CompuDyne are party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Corcap had a net loss from discontinued operations for the 1995 third quarter of $618 thousand compared with income of $1.4 million for the quarter ended September 30, 1995. Corcap's share of CompuDyne's loss was $10 thousand for the 1995 third quarter which was reflected by a reduction in its investment in
CompuDyne. This compares with a net income of $130 thousand for the 1994 third quarter which had been consolidated in Corcap's results. During the quarter Corcap sold its investment in the Dayville property to
Fabrilock, Inc. in exchange for 20% of its issued and outstanding stock.
As a result of the sale, Corcap
absorbed a loss on the disposal of the Dayville property of $937 thousand, which was reduced by the elimination of the environmental reserve of $248 thousand and gains on sale of CompuDyne common stock of $467 thousand. Corcap also recorded a tax expense of $382 thousand from Lydall. This compares with the 1994 third quarter whereby Corcap was a beneficiary of a $1.774 million debt cancellation as part of its
agreement to terminate a lease with Clipper.   That gain was offset by the
establishment of an environmental
reserve for $248 thousand and normal operating expenses.


FINANCIAL CONDITION

At the end of the 1995 third quarter Corcap recorded its investments in CompuDyne and Fabrilock as discontinued assets. This resulted in a working capital deficiency of $1.7 million as compared with a consolidated working capital deficiency of $1.4 million resulting from the consolidation of CompuDyne.


CORCAP'S CONTINUED EXISTENCE

Due to the disposition of assets in 1990, 1991 and 1995, Corcap's remaining assets are CompuDyne common stock and Fabrilock common stock. Neither CompuDyne nor Fabrilock currently pays a dividend, consequently Corcap does not have any revenue or cash flow other than that which is available from liquidating portions of its investments from time to time The CompuDyne investment has limited liquidity while the Fabrilock investment has very limited liquidity. Corcap is obligated to make quarterly payments to its qualified retirement plans. During 1995 Corcap contributed 224,000 shares of CompuDyne common stock to the retirement plans to satisfy 1992, 1993 and 1994 minimum funding requirements. It is possible that this contribution will be disallowed as described above. In addition to its continuing substantial obligations to the retirement plans, Corcap faces obligations and the possible litigation from Lydall, Inc. on certain tax matters and from former employees in regard to claims for retiree health care and unfunded life insurance. Corcap also has other significant accounts payable and accruals which are reflected on the accompanying financial statements and which it has not been able to meet.

CompuDyne's August 21, 1995 acquisition of MicroAssembly Systems Corporation and issuance of convertible preferred stock, convertible debentures and options in connection therewith, combined with
Corcap' contribution of a portion of its CompuDyne stock to the retirement plans, has resulted in Corcap's holdings of CompuDyne stock falling to 24.7% of CompuDyne's issued and outstanding common stock and
12.4% of CompuDyne's common stock on a fully diluted basis. As a result, Corcap is deemed to no longer
"control" CompuDyne and, beginning with the third quarter of 1995, no longer consolidates its financial statements with CompuDyne.

Also, as a result, Corcap is deemed to be a "transient investment company" as provided in Rule 3a-2 under the Investment Company Act of 1940, as amended (the "1940 Act"). Since Corcap's only holdings are investment securities of entities it does not control, it would be deemed to be an investment company subject to the reporting, filing and operating requirements of the 1940 Act but for Rule 3a-2. Such rule provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such period of time), in a business other than that of an investment company. The Board of Directors of Corcap is exploring the following in order to comply with rule 3a-2 by the one-year deadline, or August 21, 1996:

         1. Liquidation of the Fabrilock and/or CompuDyne investments, with the proceeds to be reinvested in new operations;

         2.  The merger of Corcap with another company in a stock exchange;

         3. Liquidation of Corcap, either voluntarily or through a bankruptcy filing. If this option is adopted, it is unlikely that Corcap could afford the cost of a voluntary liquidation, including a special shareholder vote.


Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Reports on Form 8-K

         July 27, 1995 - Corcap sale of the Dayville property to Fabrilock September 5, 1995 - Acquisition by CompuDyne of MicroAssembly
Systems, Inc. and disposal by
         CompuDyne of  Suntec Service Corporation





SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         CORCAP, INC.




Date:  November 13, 1995                           /s/ Diane W. Burns
            Diane W. Burns
            President