Form 10-K
period 1995-12-31
CORCAP INC
filed 1996-04-22
CIK 835176

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                  FORM 10-K

            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended                December 31, 1995

                                  OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number                           1-09964

                                   Corcap, Inc.

            (Exact name of registrant as specified in its charter)

                  Nevada                          06-1237135
     State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization          Identification No.)


120 Union Street, Willimantic, Connecticut        06226
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code        (860) 456-4187
     Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
Common Stock $.01 par value                Over-the-Counter

Securities registered pursuant to section 12(g) of the Act:

                                             None
                                        (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X          No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $29 thousand as of March 27, 1996 (based upon the average of the bid and asked prices on the over-the-counter market for Corcap Common Stock on March 27, 1996, which was $.01 per share as quoted by NASDAQ Bulletin Board (See Item 5).

As of March 27, 1996, a total of 2,925,726 shares of Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference: (Portions of the Proxy Statement relating to the 1996 Annual Meeting of Shareholders are incorporated in
Part III.)


PART I


Item 1. Business

General

On July 1, 1988, Lydall, Inc., a Delaware corporation ("Lydall"), distributed to all its stockholders of record at the close of business on June 10, 1988, all of the issued and outstanding Common Stock of Corcap, Inc. ("Corcap" or the "Company"), a newly formed holding company incorporated in Nevada in June 1988, on the basis of one share of Corcap Common Stock for each share of Lydall Common Stock held on the record date (the "Distribution"). Upon its effectiveness, the Distribution separated Lydall and Corcap into two independent companies.

Corcap succeeded to the elastomer products business previously operated by Lydall. The business was operated by Corcap through its wholly-owned subsidiary, Acadia Polymers, Inc. ("Acadia"), which Corcap sold on July 1, 1991. Corcap also succeeded to an equity interest in CompuDyne Corporation, a Pennsylvania corporation ("CompuDyne"), previously owned by Lydall.

As a result of the dispositions of assets by Corcap in 1990 and 1991, Corcap is no longer engaged in the rubber and elastomer products business.

Pursuant to a Post Distribution Agreement, dated as of July 1, 1988, which Corcap and Lydall entered into as part of the spin-off of Corcap's predecessor, Acadia Polymers, from Lydall in 1988, certain obligations and liabilities between Lydall and Corcap were allocated. Lydall and Corcap had been in dispute over certain of their obligations and liabilities under the Post-Distribution Agreement. Lydall claimed that Corcap owed it $881 thousand under the Post-Distribution Agreement as a result of settlements Lydall had reached with the Internal Revenue Service for each of the tax years from 1983-1989. Separately, Lydall acknowledged owing Corcap $60 thousand under the Post-Distribution Agreement as a result of certain retrospective insurance adjustments made through 1995.

On March 25, 1996 Lydall and Corcap entered into a Settlement Agreement (the "Settlement Agreement") dated as of March 25, 1996 pursuant to which Corcap transferred 120,000 shares of CompuDyne Common Stock, par value $.75 per share ("CompuDyne Common Stock") to Lydall in settlement of certain claims.

Under the Settlement Agreement, each of Lydall and Corcap released all obligations arising out of such claims by the transfer from Corcap to Lydall of 120,000 shares of CompuDyne Common Stock. In addition, Corcap agreed to indemnify Lydall for all liabilities Lydall may incur in connection with its former ownership of property in Dayville, Connecticut which Corcap sold in July 1995 and which had previously been used in connection with Acadia's operations. The Post-Distribution Agreement had obligated Corcap to indemnify Lydall for certain environmental claims.
In all other respects, the Post-Distribution Agreement continues in effect.

As part of the Settlement Agreement, Lydall required as a condition to signing, that CompuDyne enter into a registration rights agreement with Lydall obligating CompuDyne to register the Transferred Shares upon demand of Lydall two years following the date of the Agreement or in a "piggyback registration" at any time upon the proposed registration by CompuDyne of its stock. In order to induce CompuDyne to enter into such agreement, Corcap agreed to issue an option (the "Option") to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock at an exercise price of $.01 per share exercisable immediately for a period of two years under a Stock Transfer Agreement, dated as of March 25, 1996 between Corcap and CompuDyne (the "Option Agreement").

Concurrent with the execution of the Settlement Agreement, Corcap and certain directors and former officers of Corcap, Messrs. Millard H. Pryor, Jr. and David W. Clark, Jr. entered into an agreement whereby Messrs. Pryor and Clark forgave an accrued obligation for compensation in the amount of $314 thousand.

On September 15, 1995 Corcap contributed 224,000 shares of CompuDyne Common Stock to satisfy Corcap's minimum funding obligations for the 1992, 1993 and 1994 Plan Years of its employee pension plans: Plan 1A and Plan 6B under Section 412 of the Internal Revenue Code of 1986, as amended (the "Code"). The Constituent Plans comprise, and are administered through a single trust: the Corcap, Inc. Pooled Pension Investment Trust (the "Trust"). Corcap contributed 143,600 shares of CompuDyne Common Stock to Plan 1A and 80,400 shares of CompuDyne Common Stock to Plan 6B. The making of such contributions in property may constitute a "prohibited transaction" within the meaning of Section 4975 of the Code and Section 406 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Corcap filed an application with the Department of Labor ("DoL") seeking Prohibited Transaction Exemptions with respect to the transfer of the Shares of Common Stock to each of the respective Plans conditional upon the DoL granting the relief sought under the Prohibited Transaction Exemption application. On January 25, 1996 the DoL informed the Company that the application was denied. A further conversation with the DoL reopened the application and with the submission of additional supporting information, it is now expected to be approved. In the event that DoL does not grant relief sought under the application for the Prohibited Transaction Exemption, the Trustee of the Constituent Plans will promptly return the shares to Corcap. The agreement of the PBGC to settle the pension plans' underfunding liability will include the additional 224,000 CompuDyne shares if the DoL does not approve the application.

In March, 1996, in anticipation of termination of the Corcap Pension Plan 1A and the Corcap Pension Plan 6B (collectively the "Plans"), the PBGC and Corcap reached a preliminary agreement whereby the PBGC agreed to accept an additional 188,660 shares of CompuDyne Common Stock in satisfaction of the Plans' underfunding liabilities to the PBGC. The agreement is subject to final documentation and signature, which is expected to be completed during April 1996.

In January 1996 the Internal Revenue Service ("IRS") sent the Company a penalty for its failure to make timely payments to the Constituent Plans in the amount of $52 thousand. The Company is attempting to negotiate a waiver of the penalty with the IRS as part of the assumption of the Constituent Plans by the PBGC.

On August 21, 1995 CompuDyne, an affiliate of Corcap, entered into and consummated a Stock Purchase Agreement by and among CompuDyne, Martin A. Roenigk and Alan Markowitz (Messrs. Roenigk and Markowitz are, collectively, the "Sellers") and MicroAssembly Systems, Inc. ("MicroAssembly"), pursuant to which CompuDyne issued to the Sellers 1,260,460 shares of its Convertible Preference Stock, Series D ("Preference Stock") in exchange for all of the Sellers' shares of capital stock of MicroAssembly, which shares represented all of MicroAssembly's issued and outstanding capital stock. The issuance by CompuDyne of the Preference Stock, together with the issuance of certain Notes, as defined below, and certain options to purchase common stock, all as described below and in accordance with the terms of the Stock Purchase Agreement, are referred to as the "Transaction". Of the 1,260,460 Shares of Preference Stock issued to the Sellers, 945,345 shares were issued to Mr. Roenigk, and 315,115 shares were issued to Mr. Markowitz. The Preference Stock has rights to vote on a share for share basis with the Company's common stock on all corporate issues other than the election of directors; it is also convertible to common stock on a share for share basis at any time prior to redemption by CompuDyne. On March 29, 1996, the holders of the Preference Stock waived their rights to mandatory redemption by CompuDyne. For the election of directors, each share of Preference Stock is entitled to 1/3.08 of a vote as compared to the Company's common stock, which is entitled to one vote per share. Pursuant to the terms of the Preference Stock, each share of Preference Stock will be entitled to one vote per share with respect to the election of directors, effective as of August 1, 1996, unless the Board of Directors of the Company, in its sole and absolute discretion, approves a resolution prior to such date prohibiting such change in voting rights, in which case each share of Preference Stock will continue to have 1/3.08 vote per share. In the event the Board of Directors of the Company continue to approve such a resolution, on May 1, of each subsequent year, each share of preference stock will continue to have 1/3.08 vote for directors.

As part of the Transaction, in return for $400 thousand paid to CompuDyne at the closing, CompuDyne issued to the Sellers Senior Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $400 thousand, which Notes are convertible, prior to redemption by CompuDyne, into CompuDyne Common Stock at a conversion rate of $1.50 per share of common stock, or 266,667 shares of common stock if the entire principal amount of the Notes is converted. Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Notes was issued to Mr. Roenigk, and $100 thousand principal amount of the Notes was issued to Mr. Markowitz. As described in a report filed by the Sellers with the Securities and Exchange Commission and with the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934, the source of the Sellers' $400 thousand investment in the Company was personal funds.

On August 21, 1995, Quanta Systems Corporation ("Quanta"), a wholly-owned subsidiary of CompuDyne, transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service Corporation, a newly-formed corporation ("Suntec"), in return for (i) all of Suntec's issued and outstanding common stock and (ii) Suntec's agreement to pay to Quanta a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of Suntec's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, CEO and Director.

As a further part of the Transaction, Norman Silberdick, Corcap's Chairman, President and Chief Executive Officer, resigned as such and as a director of the Company on August 21, 1995. Corcap's Board of Directors elected Mr. Roenigk to fill Mr. Silberdick's seat on the Board of Directors. In recognition of Mr. Roenigk's agreement to serve on the Board of Directors and in order to facilitate the consummation of the Transaction, Corcap issued to him options to purchase up to 450,000 shares of the Company's Common Stock for $.15 per share. The options are divided into two tranches, one of 300,000 shares and the other of 150,000 shares. The option for the 300,000 shares shall expire on August 20, 1996 ("Option I"). Exercise of the options for the entire 300,000 shares available under and in accordance with the terms of Option I is a precondition to the availability of the options for the remaining 150,000 shares, which remaining options expire on August 20, 2005. Upon consummation of the Transaction, Corcap's executive officers are, respectively, John E. Sundman, Chairman, Diane W. Burns, President, and Elaine Chen, Treasurer and Chief Financial Officer. On March 25, 1996, the Board of Directors approved a resolution to reduce the option price per share to $.01.

Prior to the Transaction, Mr. Roenigk held 70,000 shares of Corcap Common Stock, which is approximately 2.4% of Corcap's voting shares. Upon the exercise of his options to purchase the 450,000 additional shares of Corcap's Common Stock, Mr. Roenigk would hold approximately 15.4% of its Common Stock.

On August 21, 1995, Corcap purchased 150,000 shares of CompuDyne Common Stock for $.40 per share in accordance with the terms of a Warrant issued by CompuDyne to Corcap on March 10, 1993 and amended as of April 1, 1993 and August 15, 1995.

In payment of the purchase price for the Warrant Shares, Corcap executed a promissory note for $60 thousand payable to CompuDyne (the "Corcap Promissory Note"). The Corcap Promissory Note bears interest on the unpaid principal at the annual rate of eight percent (8%). Payment of the unpaid principal of the Corcap Promissory Note and on all accrued and unpaid interest thereon is due on August 21, 2000. The Note is secured by the 150,000 shares of CompuDyne Common Stock.

Corcap exercised the right to acquire the Warrant Shares in connection with and as a result of CompuDyne's issuance of (i) 1,260,460 shares of Series D Preference Stock to Messrs. Roenigk and Markowitz which shares are convertible by the holders into 1,260,460 of CompuDyne Common Stock,
(ii) $400 thousand principal amount of Senior Convertible Promissory Notes to Messrs. Roenigk and Markowitz, which promissory notes are convertible by the holders into 266,667 shares of CompuDyne Common Stock, and (iii) option to purchase 200,000 shares of CompuDyne Common Stock to Mr. Roenigk at an exercise price of $1.50 per share, all pursuant to a certain Stock purchase agreement by and among Messrs. Roenigk and Markowitz and MicroAssembly Systems, Inc. (the "Stock Purchase Agreement").

On June 3, 1993, the Corcap Board of Directors authorized the sale over time of shares of its holdings of CompuDyne Common Stock under Rule 144. In 1993 Corcap sold 27,000 shares of CompuDyne Common Stock, 40,500 shares in 1994 and 40,500 shares in 1995.

On July 14, 1995, Corcap entered into a purchase and sale agreement with Fabrilock Inc., a newly formed corporation, whereby Fabrilock purchased the Dayville Property in exchange for 20% of Fabrilock's issued and outstanding shares and the assumption by Fabrilock of the cost of the environmental remediation of the property estimated to be between $58 thousand and $248 thousand. Fabrilock manufactures specialty non-woven textiles. Corcap recorded an environmental reserve for $248 thousand in the third quarter of 1994. According to the purchase and sale agreement, five years after the sale of the Dayville Property, Fabrilock would have the right to repurchase 50% of Corcap's holding of Fabrilock shares for $675 thousand and Corcap would then have the right to require Fabrilock to purchase the remaining 50% of the Fabrilock shares for $675 thousand. The purchase price for the shares would be reduced by the amount of environmental remediation costs incurred by Fabrilock in excess of $100 thousand. In the third quarter of 1995 Corcap reduced its reserve for environmental remediation.

In connection with the sale of the Dayville property, Corcap entered into an agreement entitled 300 Lake Road Environmental Remediation Escrow Fund Agreement ("Remediation Agreement") whereby Corcap deposited 27,000 shares of CompuDyne Common Stock to be used in part with contributions from Fabrilock to fund the environmental remediation and clean-up of the Dayville Property. Corcap retains all attendant rights of ownership of such shares other than the right to transfer them during the pendency of the clean-up process. Beginning with the calendar quarter ending September 30, 1995 the Escrow Agent will, ten days prior to the end of each calendar quarter, return to Corcap 4,000 shares of CompuDyne Common Stock for the purpose of Corcap selling such shares pursuant to the provisions of Rule 144, and Corcap is required to deposit into the escrow fund the proceeds of such sale. Corcap is obligated to contribute additional shares of CompuDyne Common Stock to the escrow fund, if necessary, so that the fair market of the CompuDyne Common Stock in the fund, based upon the average bid and asked price of such stock for the six months prior to the determination, is not less than 75% of:(i) $70 thousand, less (ii) the cash proceeds deposited into the escrow fund by Corcap in return for shares released by the Escrow Agent for sale by Corcap as described above (the result of such calculation referred to as the "Stock Adjustment Value"). If the aggregate fair market value of the CompuDyne Common Stock in the escrow fund, determined as set forth, should, at any six month valuation exceed 125% of the Stock Adjustment Value, the Escrow Agent shall return sufficient shares to Corcap such that the fair market value of the CompuDyne Common Stock in the escrow fund shall equal the Stock Adjustment Value. Upon certification that the environmental remediation and clean-up have been completed, the Escrow Agent shall return to Corcap, among other things, the shares of CompuDyne Common Stock in the escrow fund at that time.

Certain retirees of the Dayville plant had received voluntary medical and life insurance payments from Corcap which ceased in 1991 when Corcap was unable to continue to make these payments. The retirees retained counsel and made a claim against the Company asserting that the Company was liable for the medical insurance payments as well as certain life insurance claims. The Company denied the claim that it was liable since it made voluntary payments. In February 1996, the Company reached an agreement with counsel and the Union for certain retirees of the Dayville plant to transfer 22,500 shares of CompuDyne Common Stock to the retirees upon the signing of the settlement agreement.

A certain commercial real estate broker who was contracted by the Company to assist in the sale of the Dayville property agreed to a negotiated fee as a result of the Fabrilock transaction. Thereafter the Company and the broker have agreed to payment of the fee by accepting 6% of the shares
(120) of Fabrilock held by Corcap.

Corcap's remaining assets are CompuDyne Common Stock and Fabrilock Common Stock. In the third quarter of 1988, Corcap began to include the accounts of CompuDyne in its consolidated financial statements as a result of the significant control which Corcap exercised over the operations of CompuDyne. As a result of the above described transactions Corcap's ownership of CompuDyne decreased from 35% of the issued and outstanding shares of CompuDyne Common Stock at December 31, 1994 to 24.7% as of December 31, 1995. After assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to Messrs. Martin A. Roenigk and Alan Markowitz, which shares are convertible by the holders into 1,260,460 shares of CompuDyne Common Stock, (ii) the conversion of $400 thousand principal amount of Senior Convertible Promissory Notes to Messrs. Roenigk and Markowitz which promissory notes are convertible by the holders into 266,667 shares of CompuDyne common stock and, (iii) the exercise of an option to purchase 200,000 shares of CompuDyne Common Stock issued by the Company to Mr. Roenigk at an exercise price of $1.50 per share, as part of the Transaction and (iv) the purchase of an additional 56,250 shares of CompuDyne Common Stock on August 1, 1996 by certain members of CompuDyne management pursuant to a Stock Purchase Agreement, dated August 1, 1993, between CompuDyne and such members of management, assuming certain conditions are met and (v) the exercise of stock options for 25,000 shares of CompuDyne Common Stock issued to an officer of CompuDyne and (vi) the issuance of an option to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock, Corcap's ownership will be decreased to 12% on a fully diluted basis.

Therefore, as a result, Corcap is deemed to no longer "control" CompuDyne and no longer consolidates its financial statements with CompuDyne. The investment will be carried at its book value and will be accounted for by the equity method of accounting. Also as a result, Corcap is deemed to be a "transient investment company" as provided in Rule 3a-2 under the Investment Company Act of 1940, as amended (the "1940 Act"). Since Corcap's only holdings are investment securities of entities it does not control, it would be deemed to be an investment company subject to the reporting, filing and operating requirements of the 1940 Act but for Rule 3a-2. Such rule provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possibly (in any event by the termination of such period of time), in a business other than that of an investment company. The Board of Directors is exploring the following in order to comply with Rule 3a-2 by the one-year deadline, or August 21, 1996:

1. Liquidation of the Fabrilock and/or CompuDyne investments, with the proceeds to be reinvested in new operations.

2. The merger of Corcap with another company in a stock exchange.

3. Liquidation of Corcap, either voluntarily or through a bankruptcy filing. If this option is adopted, it is unlikely that Corcap could afford the cost of a voluntary liquidation, including a special shareholder vote.

CompuDyne is currently not paying dividends. Consequently, Corcap does not have any source of revenue or cash flow (see "Management's Discussion and Analysis-Liquidity"). Despite the efforts of Corcap to resolve its unfunded pension liabilities with the PBGC, the successful settlement of its liability with Lydall with the former officers of the Company, and the pending settlement of the Dayville retirees suit, Corcap's Board of Directors continues to consider various options that may enable the Company to meet its obligations and to serve the best interests of its shareholders. However, the status of being a transient investment company as described above may force liquidation of the Company.

On July 27, 1994 Clipper, Corcap Eastern, Inc. ("CE") a wholly owned subsidiary of Corcap, and Quanta entered into an agreement. Under this agreement, CE as lessor under a lease to Clipper for the Dayville Property, terminated the lease in consideration for which Clipper cancelled a promissory note from CE to Clipper in the amount of $1.774 million and released a mortgage securing such note. As further consideration for the termination of the lease, Clipper forgave a further $250 thousand of debt owing from Quanta to Clipper under the Clipper Loan.

As part of the foregoing transaction and as consideration for Corcap causing CE to terminate the lease, CompuDyne entered into an agreement with Corcap to provide to Corcap certain management services and use of office facilities and to absorb the cost of certain legal services for a period of four years without charge to Corcap. As part of the settlement with Lydall, Corcap agreed to limit this support to $1 thousand per month for 24 months.

As a result of the sale of MicroAssembly Systems, Inc to CompuDyne on December 15, 1995 the corporate offices of CompuDyne and Corcap were moved to MicroAssembly Systems, Inc., 120 Union Street, Willimantic CT.

Corcap currently has no employees, however, there are three employees of CompuDyne who are from time to time engaged in handling the various administrative responsibilities for Corcap but are compensated by CompuDyne.

Corcap formerly operated an elastomer products business which was sold in 1991. The results of Corcap are accounted for as discontinued operations in the Balance Sheet and the consolidated Statements of Operation in the financial statements due to the divestment of the Acadia segment on July 1, 1991. Financial results for periods prior to that date have been restated.

CompuDyne Investment
 ....................
In the third quarter of 1988, Corcap began including the accounts of CompuDyne in its consolidated financial statements as a result of the significant control which Corcap exercised over the operations of CompuDyne. Beginning with the September 30, 1995 quarter Corcap's investment in CompuDyne is no longer being consolidated in the financial statements of Corcap. The investment will be carried at its book value and will be accounted for by the equity method of accounting.

Information related to CompuDyne's business, products, customer and distribution systems, competition, backlog, research and development and employees is set forth under the caption "Business" in CompuDyne's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Historical information on CompuDyne has been consolidated in Corcap's financial statements for the years 1993, 1994 and for the six months ended June 30, 1995.


Item 2. Properties

The principal property of Corcap and its subsidiaries, excluding
CompuDyne, are situated at the following locations and have the following characteristics:

                                                           Approximate
                               Primary          Owned or   Square Feet
Location                       Purpose          Leased     of Space
 ........................       ..............   .........   ..........
Willimantic, Connecticut       Administrative   Leased (1)   200

(1) In December 1995 Corcap moved to offices of MicroAssembly Systems.

The Willimantic office is used for administrative functions.


Item 3.  Legal Proceedings

On March 10, 1986, the United States Environmental Protection Agency ("EPA") notified a subsidiary of Corcap (then a subsidiary of Lydall) and 34 other entities that they may be potentially responsible for response costs under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") in connection with the release of hazardous substances at a landfill located in Michigan City, Indiana ("Landfill"). On November 10, 1987, the EPA notified the subsidiary of Corcap that it and other entities identified in the above atter also may be potentially responsible for the EPA's response costs in connection with a property located adjacent to the Landfill, known as the Lin-See Property. The EPA has indicated that it intends to expand the Landfill matter to encompass the Lin-See Property. No specific money claim has been made to the subsidiary of Corcap by the EPA with regard to the Landfill matter or the Lin-See Property, and the total cost of the remediation is not yet known. The preliminary indications are that the subsidiary's contribution to the waste volume at the Landfill, if any, was approximately 0.286% of the total volume. Under the terms of the Post-Distribution Agreement, Corcap and Lydall will share any loss which may be sustained in these matters based on the ratio of the total market value of the outstanding capital stock of each company at the time the actual liability is determined.
As of December 31, 1995, Corcap's proportionate share of any liability would have been less than 1%.

A wholly-owned subsidiary of Corcap received a preliminary report in May, 1989 from an environmental consulting firm that certain substances are present in the soil at the Dayville Property as a consequence of past operations. Corcap's tenant had been exploring the nature and distribution of those substances to determine what remediation action was to be required. On July 1, 1991, Corcap's subsidiary leased the property to Clipper and, in connection therewith, Clipper agreed to assume responsibility for up to $500 thousand of remediation costs. Continued site work and remediation analysis had been conducted by environmental engineers contracted by Corcap, on behalf of Clipper. On July 27, 1994 Clipper's responsibility for environmental costs ended upon the termination of the lease in consideration of their cancellation of a mortgage to Corcap. A final study plan was prepared for review by the Connecticut Department of Environmental Protection to ascertain the costs of remediation which concluded with a range of $58 thousand to $250 thousand. Thereafter Corcap established a reserve of $248 thousand in the third quarter of 1994. On July 14, 1995, Corcap entered into a purchase and sale agreement with Fabrilock Inc., a newly formed corporation, whereby Fabrilock purchased the Dayville property in exchange for 20% of Fabrilock's issued and outstanding shares and the assumption by Fabrilock of the cost of the environmental remediation of the property estimated to be between $58 thousand and $248 thousand. Under the terms of the purchase and sale agreement any environmental costs in excess of $100 thousand would reduce the repurchase price of the shares which are $1.35 million. Corcap reduced its reserve for the environmental liability in the third quarter ended September 30, 1995. Also in connection with the property Corcap deposited 27,000 shares of CompuDyne Common Stock in an Environmental Escrow Fund to be used to fund the projected clean-up costs.

During the third quarter of 1991, a wholly-owned subsidiary of Corcap, Corcap Virginia Inc. (formerly Acadia Virginia, Inc.), received notification that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaboard Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the North Carolina Department of Environment, Health and Natural Resources indicates that, during the fall of 1986 and early 1987, a subsidiary of Lydall, which was part of its Elastomer Products Group, may have shipped approximately
 .0001016% of the aggregate waste material located at the site. In connection with the spinoff of Corcap from Lydall on July 1, 1988, Corcap succeeded to the businesses and operations that were formerly conducted by the Elastomer Products Group of Lydall, and Corcap agreed to indemnify Lydall with respect to liabilities arising out of the conduct of the elastomer products business prior to the spinoff. During the third quarter of 1994 Corcap received a pro-rata invoice from the consulting engineer for the site for approximately $500. In March 1996, Corcap received a final settlement proposal from the engineers for $5 thousand.

On July 1, 1988, as noted previously, Corcap was spun off from Lydall as a separate public company and succeeded to the ownership and operations of the elastomer products businesses previously carried on by Lydall. As part of the spin-off transaction, Corcap and Lydall entered into a five-year Post-Distribution Agreement (the "Post-Distribution Agreement") which subsequently has been amended from time to time. As amended, the Post-Distribution Agreement obligates Corcap to indemnify Lydall with respect to liabilities (if any) incurred by Lydall after the spin-off which arise out of the conduct of the elastomer products businesses by Lydall prior to the spin-off or by Corcap after the spin-off or out of the prior ownership or operation by Lydall of any asset transferred to Corcap in the spin-off as well as for certain insurance claims and other liabilities, and requires Lydall to indemnify Corcap with respect to liabilities (if any) sustained by Corcap after the spin-off as a result of the conduct of Lydall of any asset which was a component of its fiber materials businesses as well as for certain other liabilities. Liability for claims from previously discontinued operations not related to the continuing operations of either company which may arise in the future are shared by the companies on a formula basis. During 1991, Corcap management was advised that the IRS was auditing Lydall's tax returns for certain years in which Corcap's former Acadia subsidiaries were part of
Lydall.   On March 25, 1996 Lydall and Corcap entered into a Settlement
Agreement (the "Settlement Agreement") dated as of March 25, 1996 pursuant to which Corcap transferred 120,000 shares of CompuDyne Common Stock, par value $.75 per share ("CompuDyne Common Stock") to Lydall in settlement of certain claims.

Pursuant to the Post Distribution Agreement the claim that Corcap owed it $881 thousand under the Post-Distribution Agreement as a result of settlements Lydall had reached with the Internal Revenue Service for each of the tax years from 1983-1989 was settled. Separately, Lydall acknowledged owing Corcap $60 thousand under the Post-Distribution Agreement as a result of certain retrospective insurance adjustments made through 1995. Under the Settlement Agreement, each of Lydall and Corcap released all obligations arising out of such claims by the transfer from Corcap to Lydall of 120,000 shares of CompuDyne Common Stock. In addition, Corcap agreed to indemnify Lydall for all liabilities Lydall may incur in connection with its former ownership of property in Dayville, Connecticut which Corcap sold in July 1995 and which had previously been used in connection with Acadia's operations. The Post-Distribution Agreement had obligated Corcap to indemnify Lydall for certain environmental claims. In all other respects, the Post-Distribution Agreement continues in effect.

Certain retirees of the Dayville plant had received voluntary medical and life insurance payments from Corcap which ceased in 1991 when Corcap was unable to continue to make these payments. The retirees retained counsel and made a claim against the Company asserting that the Company was liable for the medical insurance payments as well as certain life insurance claims. The Company denied the claim that it was liable since it made voluntary payments. In February 1996, the Company reached an agreement with the Union and counsel for certain retirees of the Dayville plant to transfer 22,500 shares of CompuDyne Common Stock to the Retirees upon the signing of the settlement agreement.


Item 4.  Submission of Matters to a
Vote of Security Holders

Not applicable.


PART II


Item 5.  Market for Registrant's Common
         Equity And Related Stockholder Matters

Corcap Common Stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board, an inter-dealer quotation medium maintained by the National Association of Securities Dealers, Inc., under the symbol "CCPN". There were 2,946 common shareholders of record as of January 30, 1996.

The following table sets forth the high and low sales prices of Corcap Common Stock from March 31, 1994 to the present on the over-the counter market. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions. Corcap management is aware of only two companies making a market in Corcap Common Stock, Bishop Rosen and Company and Carr Securities. On March 12, 1996 the high and low bids per share for Corcap Common Stock as quoted on the OTC Bulletin Board were $.01 and $.01.

Quarter Ended                                 High        Low

March 31, 1995                                $   .14     $   .14
June 30, 1995                                     .14       .0625
September 30, 1995                               .125        .125
December 31, 1995                                .125         .01


March 31, 1994                                $ .1875     $ .0625
June 30, 1994                                   .0625       .0625
September 30, 1994                              .0625      .03125
December 31, 1994                                 .14      .03125


Corcap has never paid cash dividends to its shareholders and its Board of Directors does not anticipate doing so in the foreseeable future.

Item 6.  Selected Financial Data

The following is a consolidated summary of operations of Corcap, its subsidiaries and CompuDyne for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The information in the table below is based upon the audited consolidated financial statements of Corcap and its subsidiaries for the years indicated appearing elsewhere in this annual report and in prior annual reports on Form 10-K filed by Corcap with the SEC, and should be read in conjunction therewith and the notes thereto. For the years ended December 31, 1991-1994 CompuDyne Corporation was consolidated in the financial results of Corcap. In 1995 CompuDyne Corporation was consolidated through June 30, 1995, thereafter the results are for the activities of Corcap only.

  (In thousands except per share data):

                                For the years ended December 31,
                              1995    1994    1993    1992    1991
Net sales from continuing
   operations                 $ 4,615 $ 9,699 $ 9,571 $ 9,330  $10,762

Gross margin from
 continuing operations        $   622 $ 1,586 $ 1,884 $ 1,746  $ 2,255
Income (loss) from
 continuing operations
 before extraordinary
 items                        $   104 $ 2,034 $  253  $   122  $   862
Income (loss) from
  discontinued operations,
  net                            (924)    712   (114)    (655)    (771)
Loss on divestitures, net           -        -      -       -   (6,081)
Extraordinary item                  -     523    298       79        -

Net income (loss)             $  (820)$ 3,269 $  437  $  (454) $(5,990)


Weighted average common stock
 and equivalents outstanding    2,926   2,926  2,926    2,926    2,963


Income (loss) per common share:
   Continuing operations      $   .04 $   .70 $  .09  $   .04  $   .29
Discontinued operations          (.31)    .24   (.04)    (.22)    (.26)
Divestitures                        -       -      -        -    (2.05)
Extraordinary items                 -     .18    .10      .03      -
Net income (loss)             $  (.27)$  1.12 $  .15  $  (.15) $ (2.02)

Cash dividends declared
 per common share             $     - $     - $    -  $     -  $     -

Total assets                  $     - $ 2,369 $ 2,364 $ 2,652  $ 3,518

Long-term debt, net           $    60 $    -  $ 1,050$  1,201  $ 1,306

The information required by this item for CompuDyne is set forth under the caption "Selected Financial Information" in CompuDyne's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed as Exhibit
28.1 hereto. Such information is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

In the third quarter of 1988, Corcap began including the accounts of CompuDyne in its consolidated financial statements as a result of the significant control which Corcap exercised over the operations of CompuDyne. Beginning with the September 30, 1995 quarter Corcap's investment in CompuDyne is no longer being consolidated in the financial statements of Corcap. The investment will be carried at its book value and will be accounted for by the equity method of accounting.

Financial Condition at December 31, 1995
 ........................................
On July 1, 1991, pursuant to an Asset Purchase Agreement dated that date, Acadia and other related companies that were all subsidiaries of Corcap, sold certain of their assets and their elastomer and rubber products business to Clipper. As a result of a series of transactions in July and August 1995 Corcap's ownership of CompuDyne has been reduced to 12% on a fully diluted basis and further its ownership of the Dayville plant was sold for a 20% interest in Fabrilock, Inc. Therefore all of Corcap's transactions are accounted for as discontinued operations. See Note 10 to the consolidated financial statements.

Corcap's consolidated working capital deficiency, which includes $ 1.681 million and $881 thousand of net current liabilities of discontinued operations at December 31, 1995 and 1994, respectively, was increased to $1.681 million at December 31, 1995 from $491 thousand at December 31, 1994. The increase in the working capital deficiency of $1.2 million was primarily due to the effect of not consolidating CompuDyne $410 thousand, the recording of the additional tax liability from Corcap of $382 thousand and losses from the sale of the Dayville property of $937 thousand offset by gains of $448 thousand on the transfer of CompuDyne Common Stock to the Constituent Pension Plans.

Corcap's continued existence is dependent upon the value of its share ownership in CompuDyne Common Stock and Fabrilock and the decisions that the Board of Directors make with regard to Corcap's being a transient investment company and certain decisions to be made by the Board of Directors as described below.

At December 31, 1994, debt levels were increased by $60 thousand to $60 thousand representing a Note to CompuDyne for the exercise of a warrant to purchase 150,000 shares of CompuDyne Common Stock. See Note 4 to the Consolidated Financial Statements.

As discussed under "Results of Operations", Corcap had income from continuing operations entirely from CompuDyne's operations through June 30, 1995 of $104 thousand. CompuDyne's discontinued operations had a loss of $246 thousand through June 30, 1995 and Corcap's discontinued operations produced a loss of $727 thousand which was attributable to the effect of selling the Dayville Property for a 20% interest in the shares of Fabrilock, Inc. of $937 thousand which was offset by a reversal of a reserve for environmental remediation costs of $232 thousand and gains on the sale of CompuDyne shares which were transferred to the Constituent Pension Plans of $448 thousand. Corcap also recorded an additional tax liability from Lydall of $382 thousand for additional assessments in connection with an Internal Revenue Service audit.

Corcap's Continued Existence

Due to the disposition of assets in 1990, 1991 and 1995, Corcap's remaining assets are CompuDyne Common Stock and Fabrilock, Inc Common Stock. As a result, Corcap is deemed to be a "transient investment company" as provided in Rule 3a-2 under the Investment Company Act of 1940, as amended (the "1940 Act"). Since Corcap's only holdings are investment securities of entities it does not control, it would be deemed to be an investment company subject to the reporting, filing and operating requirements of the 1940 Act but for Rule 3a-2. Such rule provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such period of time), in a business other than that of an investment company. The Board of Directors is exploring the following in order to comply with Rule 3a-2 by the one-year deadline, or August 21, 1996:

1. Liquidation of the Fabrilock and/or CompuDyne investments, with the proceeds to be reinvested in new operations.

2. The merger of Corcap with another company in a stock exchange.

3. Liquidation of Corcap, either voluntarily or through a bankruptcy filing. If this option is adopted, it is unlikely that Corcap could afford the cost of a voluntary liquidation, including a special shareholder vote.

CompuDyne is currently not paying dividends. Consequently, Corcap does not have any source of revenue or cash flow other than the sale of assets (see "Management's Discussion and Analysis-Liquidity"). Despite the efforts of Corcap to resolve its unfunded pension liabilities with the PBGC, the successful settlement of its liability with Lydall and with the former officers of the Company, pending settlement of the Dayville retirees suit, the Board of Directors of Corcap continues to consider various options that may enable Corcap to meet its obligations and to serve the best interests of its shareholders. However, the status of being a transient investment company as described above may force liquidation of the Company.


Results of Operations - 1995 compared with 1994
 ...............................................
Due to the change in the consolidation of CompuDyne into Corcap's results for the third and fourth quarters of 1995 the only operations that are comparable are discontinued operations. For the year the effect of CompuDyne was to reflect earnings from continuing operations of $104 thousand through June 30, 1995 compared with $2.065 million for the year ended December 31, 1994. Discontinued operations produced income of $712 thousand for the year ended December 31, 1994 compared with a loss from discontinued operations of $924 thousand in 1995. The principal reasons for the change of $1.7 million was the effect of the restatement of the Suntec division of CompuDyne as a discontinued operation $613 thousand, the forgiveness of debt by Clipper for the Dayville property of $1.8 million, an increase in the environmental reserve of $250 thousand and other operating costs of the Dayville property and administrative expenses of $350 thousand.

Results of Operations - 1994 compared with 1993
 ...............................................
Income from continuing operations before extraordinary items of $2.065 million in 1994 compares with income from continuing operations before extraordinary items of $253 thousand in 1993. The increase in income from continuing operations of $1.812 million was due to the net insurance proceeds of $1.389 million from the death of Frank Kelley, a larger profit than normal at Quanta Systems $176 thousand and adjustments of certain accruals $263 thousand.

CompuDyne's net sales, which increased from $9.6 million in 1993 to $9.7 million in 1994, a 1% increase, were comprised of service revenue, telemetry and data acquisition product sales at Quanta. Quanta's service revenue in 1994 was $8.7 million, $600 thousand more than 1993. The increase in service revenue was attributable to increases in task spending on other government contracts. Service revenue represented 90% of 1994 revenues compared to 84% of 1993 revenues. DCS sales decreased $400 thousand between 1994 and 1993.

Quanta's product sales at its Data Control Systems division of $1.0 million was $400 thousand lower than 1993 as a result of a decline in bookings resulting from defense spending reductions and delays DCS incurred bringing new products into the market. The Company reduced the costs of its product operations in reaction to the decline in business and has spent considerable time and effort in developing new commercial products. During 1994 DCS continued the development of its automatic power controller ("APC") and sold several units. DCS also continued the development of its high speed satellite test modem QPSK Model 7500 and sold two units. DCS finished the year with a strong backlog of $600 thousand.
Gross margins decreased $298 thousand from $1.9 million, 20% of sales, in 1993 to $1.6 million, 16% of sales, in 1994. The primary reason was DCS which had a margin decline of $376 thousand due to lower volume and higher costs which was offset by higher gross profit at Quanta of $77 thousand. The increase at Quanta was due to higher volume but at lower margins.

Total 1994 selling, general and administrative expenses decreased $397 thousand from 1993 levels. The Company decreased its expenses at Quanta Systems, DCS and Corporate.

The Company undertook research and development activities to develop new products for the telecommunications industry. Research and development expenditures were $66 thousand during the fiscal year ended December 31, 1994 compared with $113 thousand in 1993.

Total interest expense for 1994 was $21 thousand or $104 thousand lower than 1993 levels of $125 thousand. The decline was due to the repayment of all outstanding debt.

Interest income for 1994 was $28 thousand, or an increase of $14 thousand from 1993's interest income of $14 thousand. The increase was due to a larger amount of invested funds.

Other income increased $1.560 million from $102 thousand in 1993 to $1.662 million in 1994. The Kelley life insurance proceeds amounted to $1.389 million. CompuDyne also reduced certain accruals totaling $115 thousand and reversed its workmen's compensation accrual after receiving a final refund from the insurance carrier, $148 thousand.

Extraordinary income of $523 thousand resulted from debt forgiveness from Clipper of $413 thousand and from deferred compensation beneficiaries $110 thousand compared with debt forgiveness in 1993 of $161 thousand primarily due to a settlement of its lease obligation at 90 State House Square in Hartford.

Liquidity
 .........
Due to depressed economic conditions within the automotive industry, poor operating results and tight liquidity, Corcap sold the operating assets of its wholly-owned subsidiaries, the Acadia Companies, on July 1, 1991. As a result of this transaction, Corcap is no longer engaged in the rubber and elastomer products business which was its only significant line of business prior to the sale. Corcap's remaining assets are its ownership of CompuDyne Common Stock and Fabrilock, Inc. common stock.

Corcap's Liquidity
 ..................
Corcap's continued existence is totally dependent on its investment in CompuDyne. On June 3, 1993, the Corcap Board of Directors authorized the sale of shares of its holdings of CompuDyne Common Stock under Rule 144. In 1993 Corcap sold 27,000 shares of CompuDyne Common Stock, 40,500 shares in 1994 and 40,500 shares in 1995. This has been the only means by which Corcap is able to generate any cash to meet its obligations. Corcap's investment in Fabrilock is illiquid.

Recently Issued Accounting Standard
 ...................................
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation costs is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996 and requires measurement of awards made beginning in 1995.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements beginning 1996. Adoption of the new standard will not impact reported net income or cash flows.


Item 8.  Financial Statements and Supplementary Data
 ....................................................
The consolidated financial statements of Corcap, Inc. and its subsidiaries are listed in Item 14(a).

Additional information for CompuDyne is set forth under the caption "Financial Statements and Supplementary Data", in CompuDyne's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 filed as
Exhibit 28.1 hereto and such information is incorporated herein by reference.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

See report on Form 8-K - Notice of change of Auditors filed on January 3,
1996.


                              PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors
 .........
Pursuant to the Bylaws of the Company, the Board of Directors has fixed the number of directorships at four. The following sets forth certain information concerning each Director.

David W. Clark, Jr. 57.  Mr. Clark is Chairman of the Audit Committee.
He is a Managing Director of Pryor & Clark Company, an investment holding company. Until his resignation in June 1992, he served as President, Chief Operating Officer and Treasurer of Corcap. He has served as a Director of Corcap since June 1988. From October 1985 until his resignation in June 1992, he was the President and Chief executive
Officer of CompuDyne.   He has served as a Director of CompuDyne since
1985. Prior to becoming President of Corcap, Mr. Clark had been employed by Lydall, Inc. for more than five years, most recently as President. He also serves as a Director of Acme United Corporation (manufacturing), and Checkpoint Systems, Inc. (manufacturing).

Millard H. Pryor, Jr. 62. Mr. Pryor is a member of the Executive and Pension Committees. He is a Managing Director of Pryor & Clark Company, an investment holding company. He presently serves as a member of the Pension Committee of the Corcap Board. From June 1988 until his resignation in June 1993, Mr. Pryor held the position of Chairman of the Board of Corcap. He also held the position of Chief Executive Officer of Corcap from June 1988 until his resignation in June 1992. He has served as a Director of Corcap since June 1988. From October 1985 until his resignation in June 1993, he served as Vice-Chairman of the board of Directors of CompuDyne, and from June 1991 until his resignation in June 1992, Treasurer of CompuDyne. He has served as a Director of CompuDyne since October 1985. Until October 1991, Mr. Pryor was the Chairman and, until July 1988, the Chief Executive Officer of Lydall, Inc. (manufacturing) for more than five years. He is a director of The Hartford Funds (financial services), Pacific Scientific Company (manufacturing), and Infodata Systems, Inc. (computer software).

Martin A. Roenigk, 53. Mr. Roenigk is a member of the Executive and Pension Committees. He was elected to the Board of Directors in August 1995 to fill the vacancy created by the resignation of Director, Norman
Silberdick.   He has served as the Chairman, Chief Executive Officer and
President of CompuDyne since August 1995.   Since March, 1991, he has
served as President of MicroAssembly Systems, Inc., ("MicroAssembly"), (manufacturing). He has also served as Vice President of Travelers Corporation (insurance) until December, 1993.

John E. Sundman, 69. Mr. Sundman is a member of the Executive and Audit Committees. He was appointed Chairman by the Board of Directors in August 1995 filling the vacancy caused by the resignation of Norman Silberdick. He has served as a Director of Corcap since June 1988.
Prior to his retirement, which became effective May 1, 1991, Mr. Sundman served as a Vice President of Corcap, a position which he assumed as of November 30, 1989. Prior to that time Mr. Sundman served as Vice President-Finance, Treasurer and Chief Financial Officer of Corcap from June 1988 until November 30, 1989. Mr. Sundman served as Vice President-Finance, Treasurer and Chief Financial Officer of Lydall, Inc. from 1978 to 1988 and also served as a Lydall director from 1979 to 1989. He also served as Senior Vice President of CompuDyne from June 1988 to November 1989. He is a Director of Allis-Chalmers Corporation (manufacturing).

Executive Officers.
 ..................
Diane W. Burns, 54. Ms. Burns was appointed President by the Board of Directors in August 1995,filling the vacancy caused by the resignation of Norman Silberdick. From June 1988 to her resignation in August 1995, Ms. Burns served as Secretary of the Company. She has also served as Secretary of CompuDyne, since 1991. Prior to June 1988 Ms. Burns served as Assistant Treasurer of Lydall, Inc., (manufacturing) since 1985.

I. Elaine Chen, 43 Ms. Chen was appointed Chief Financial Officer in August 1995, filing the vacancy caused by the resignation of Norman Silberdick. Since March 1995 she has served as Chief Financial Officer of CompuDyne. Prior to that time she was the Controller of CompuDyne since February 1995.


Item 11.  Executive Compensation
 ................................
Corcap currently has no employees. However, there are three employees of CompuDyne who are engaged in handling the various administrative responsibilities for Corcap, but are compensated by CompuDyne.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table lists, to the Company's knowledge, the ownership of Common Stock of the Company, if any, on March 27, 1996, and the nature of such ownership, for each of the Company's current Directors and for all officers and Directors of Corcap as a group and for each person who owns in excess of 5 percent of Corcap's common stock. Unless otherwise noted, each holder has sole voting and dispositive power with respect to the shares listed.

                                Amount and
                                Nature of
                                Beneficial          Percentage
Name                            Ownership            of Class
David W. Clark, Jr.               4,533
                                  8,752 (IRA)
                                 ......
                                 13,285

                                 10,546 (1)               *

Millard H. Pryor, Jr.            22,200 (2)
                                 51,030 (IRA)
                                 ......
                                 83,230

                                 10,546 (1)               2.8%

Martin A. Roenigk                70,000
                                450,000 (3)
                                .......
                                520,000                  15.4%

John E. Sundman                   5,444 (IRA)
                                 51,834
                                 ......
                                 57,278                   2%

Diane W. Burns                   13,199
                                    571 (IRA)
                                  2,500 (4)
                                 ......
                                 16,270                   *

I. Elaine Chen                    None

All directors and officers
as a group (6 persons)          700,609                  20.7%

*  Less than one percent

(1)Mr. Pryor has neither voting nor dispositive power with respect to these 10,546 shares. These shares are held under an Irrevocable Trust
Agreement of which Mr. Clark is a Co-Trustee and under which Mr. Clark has voting and dispositive power respecting these shares.
(2)Includes 9,700 shares held by Mr. Pryor's wife, as to which Mr. Pryor disclaims any beneficial interest.
(3)On August 21, 1995 Corcap issued Mr. Roenigk options to purchase up to 450,000 shares of the Company's Common Stock for $.15 per share. The options are divided into two tranches, one of 300,000 shares and the other of 150,000 shares. The option for the 300,000 shares shall expire on August 20, 1996 ("Option I"). Exercise of the options for the entire
300,000 shares available under and in accordance with the terms of Option
I is a precondition to the availability of the options for the remaining
150,000 shares, which remaining options expire on August 20, 2005.  On
March 25, 1996, the Board of Directors approved a resolution to reduce the option price per share to $.01.
(4)Corcap's Compensation and Employee Stock Option Committee
("Committee") issued Ms. Burns options to purchase an aggregate of 2,500 of the Company's Common Stock on February 10, 1988, August 17, 1988 and
September 12, 1989 at a price of $4.93, $4.75 and $2.75 per share, respectively, under Corcap's 1988 Stock Incentive Compensation Plan ( the
"Plan"). On May 16, 1990, the Committee reduced the exercise price on all options to $1.875 per share. Such Plan was terminated by the Board of Directors on June 3, 1993. Under the terms of the termination, any awards or grants of options under the Plan shall continue in force in accordanc with their terms. On March 25, 1996 the Board of Directors approved a resolution to reduce the option price per share to $.01


Item 13.  RELATED PARTY TRANSACTION

Investment in CompuDyne Corporation and Related Matters.  As of March 31,
1996, Corcap owned 308,881 shares of CompuDyne Common Stock, or 17.1% of the outstanding shares of CompuDyne Common Stock. In addition, a majority of the members of the Corcap and CompuDyne Board of Directors are the same. David W. Clark, Jr., Millard H. Pryor, Jr. and Martin A.
Roenigk are each directors of Corcap and CompuDyne. Mr. Pryor was Chairman of Corcap and Vice Chairman of CompuDyne and Mr. Clark was
Chairman of CompuDyne until their respective resignations on June 3, 1993. Mr. Roenigk became Chairman, Chief Executive Officer and President of CompuDyne in August 1995, succeeding Norman Silberdick. Corcap, its wholly-owned subsidiaries, and its investment in CompuDyne reported consolidated financial statements for the years 1993, 1994 and through June 30, 1995 when it was deemed that Corcap no longer had significant control of CompuDyne.


                                 PART IV


Item 14(a).  Exhibits, Financial Statements, and Reports on Form 8-K

a)1)The following consolidated financial statements of Corcap, Inc. and its subsidiaries are filed as part of this Form 10-K.

                                                   10-K Page

Report of Independent Accountants                         20-21

Consolidated Balance Sheets--
December 31, 1995 and 1994                                  22

Consolidated Statements of Operations--
Years ended December 31, 1995, 1994 and 1993                23

Consolidated Statements of Cash Flows--
Years ended December 31, 1995, 1994 and 1993                24

Consolidated Statements of Changes in Stockholders'
 Deficit--Years ended December 31, 1995, 1994 and 1993      25

Notes to Consolidated Financial Statements                 26-37


Financial statement schedules have been omitted as they are not applicable or are contained in the notes to the consolidated financial statements.

a)2)List of Exhibits

Exhibit
Number  Description of Document
 3.1 Certificate of Incorporation, as amended, of the registrant
(filed as Annex A to the Lydall, Inc. Information Statement dated June
17, 1988, filed as Exhibit 28.1 to the registrant's Registration
Statement on Form 10 dated June 21, 1988, and incorporated herein by this reference).

3.2 Bylaws of the registrant (filed as Annex B to the Lydall, Inc.
Information Statement dated June 17, 1988, filed as Exhibit 28.1 to the registrant's Registration Statement on Form 10 dated June 21, 1988, and incorporated herein by this reference).

 4.1 Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10% of the registrant's total consolidated assets, have not been filed as exhibits to this Annual
Report on Form 10-K. The registrant hereby undertakes to file these instruments with the Commission upon request.

10.1 Post-Distribution Agreement dated as of July 1, 1988, between the registrant and Lydall, Inc. (filed as Exhibit 10.1 to the registrant's
Form 8 Amendment to Application or Report dated July 12, 1988, and incorporated herein by this reference).

10.2 Amendment No. 1 dated August 15, 1988 to Post-Distribution Agreement
(filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for calendar year 1988, dated March 30, 1989, and incorporated herein by this reference).

10.3 Amendment No. 2 dated February 23, 1989 to Post-Distribution
Agreement (filed as Exhibit 10.3 to the Registrant's Annual Report on
Form 10-K for calendar year 1989, and incorporated herein by this reference).

10.4 Amendment No.3 dated as of July 12, 1990 to the Post-Distribution
Agreement (filed as Exhibit 10.24 to the Registrant's Form 10-Q for the quarter ended September 30, 1990, incorporated herein by this reference).

10.5 Warrant, dated March 10, 1993, issued to Corcap (the "Corcap
Warrant"), is incorporated herein by reference to Exhibit 10.26 to Registrant's Form 10-K filed December 31, 1992.

10.6 Amendment No. One, dated April 1, 1993, to the Corcap Warrant is
incorporated herein         by this reference.

10.7 Promissory Note between Corcap and CompuDyne dated August 21, 1995, for the purchase of 150,000 shares under the Corcap Warrant, is incorporated herein by reference to Exhibit 2 to Registrant's Form 13D filed August 21, 1995.

10.8 300 Lake Road Environmental Remediation Agreement between Fabrilock,
Inc. and Corcap Eastern, Inc. is incorporated by reference to Exhibit 3 of Registrant's Form 13D filed August 21, 1995.

10.9 Agreement dated September 6, 1995 between Corcap and Corcap Pension
Plan 1A and Corcap Pension Plan 6B for the transfer of 224,000 shares of CompuDyne Common Stock is incorporated by reference to Exhibit 1 of Registrant's Form 13D filed September 25, 1995.

10.10 CompuDyne Corporation Certificate of Designations of the
Convertible Preference Stock, Series D, is incorporated by reference to Exhibit (4.1) of Registrant's Form 8-K filed September 5, 1995.
10.11 CompuDyne Senior Convertible Promissory Note is incorporated by reference to (Exhibit 4.2) of Registrant's Form 8-K filed September 5,
1995.

10.12 Stock Purchase Agreement dated August 21, 1995 by and among
CompuDyne Corporation, MicroAssembly Systems, Inc. Martin Roenigk and
Alan Markowitz is incorporated by reference to Exhibit 99.1 of the Registrant's Form 8-K filed September 5, 1995.

10.13 Asset Purchase and Sale Agreement dated August 21, 1995 by and among Quanta Systems Corporation, Suntec Service Corporation and Norman
Silberdick is incorporated by reference to Exhibit 99.3 of Registrant's
Form 8-K filed September 5, 1995.

10.14 Stock Option Agreement dated August 21, 1995 by and between Martin
A. Roenigk and Corcap, Inc. is incorporated by reference to Exhibit 99.3 of Registrant's Form 8-k filed September 5, 1995.

22.1 List of subsidiaries of the registrant and states of incorporation is filed herewith.

28.1 Annual Report on Form 10-K of CompuDyne Corporation for the fiscal year ended December 31, 1995 is filed herewith.

b) Report on Form 8-K - Notice of Change of Auditors filed on January 3,
1996.


                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and Board
 of Directors of Corcap, Inc.

We have audited the accompanying consolidated balance sheet of Corcap, Inc. and subsidiaries, as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements as of and for the year ended December 31, 1995 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 1994 and for the two years in the period then ended, before the adjustments described in Note 2 to the consolidated financial statements, were audited by other auditors whose report, dated March 29, 1995, on those statements included an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Corcap, Inc. and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company's only remaining assets are investments in CompuDyne Corporation common stock and Fabrilock, Inc. common stock. As a result, the Company is deemed to be a "transient investment company" as provided in Rule 3a-2 under The Investment Company Act of 1940. In addition, the Company is currently negotiating to resolve certain outstanding liabilities and contingencies. These factors raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also audited the adjustments described in Note 2 that were applied to restate the 1994 and 1993 consolidated financial statements for the discontinued operations of the Suntec Division of CompuDyne Corporation.
In our opinion, such adjustments are appropriate and have been properly applied.




\s\Deloitte & Touche LLP

Washington, D.C.
April 11, 1996


                    REPORT OF INDEPENDENT ACCOUNTANTS








To the Shareholders and Board
of Directors of Corcap, Inc.

We have audited the consolidated financial statements of Corcap, Inc. and Subsidiaries ("the Company") as of December 31, 1994 and for the years ended December 31, 1994 and 1993, prior to the restatement for the divestiture of the Suntec Division of CompuDyne Corporation, as listed in
Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corcap, Inc. and Subsidiaries as of December 31, 1994 and the consolidated results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and is insolvent, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company was unable to make certain required quarterly payments to its qualified retirement plans causing the plans to have an unwaived funding deficiency and subjecting the Company to possible excise tax liability.
In addition, the Pension Benefit Guaranty Corporation could determine that the plans should be terminated, accelerating the Company's obligation to fully fund the plans, which amount approximated $1.2 million at December 31, 1994. No provision has been made in the consolidated financial statements for this uncertainty, the ultimate outcome of which cannot be reasonably determined at this time.


COOPERS & LYBRAND L.L.P.


Washington, D.C.
March 25, 1995

Corcap, Inc. and Subsidiaries
Consolidated Balance Sheets
($ Thousands)


December 31,                                  1995      1994

ASSETS

Current assets:
 Cash and cash equivalents                   $      -   $    176
 Accounts receivable (less allowance for
  doubtful accounts of $39 and $52)                 -      1,468
 Inventories:
  Work in process                                   -        194
  Raw materials and supplies                        -        254
 Total inventories                                  -        448
 Net current assets of discontinued operations      -        132
 Other                                              -         36
Total current assets                                -      2,260

 ...................................................................

Property, plant and equipment, at cost:
 Buildings and leasehold improvements               -         27
 Machinery and equipment                            -        480
 Furniture and fixtures                             -        163

                                                    -        670
 Less accumulated depreciation
  and amortization                                  -       (663)
                                                    -          7
Other assets                                        -        102
Total assets                                  $     -   $  2,369

 ................................................................

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Notes payable and current portion
 of long-term debt                            $      -  $      -
 Accounts payable                                    -       991
 Accrued pension costs                               -        25
 Other accrued liabilities                           -       763
 Net current liabilities of discontinued
  operations                                     1,681       881
 Current portion of deferred compensation            -        71
 Total current liabilities                       1,681     2,731



Net non-current liabilities of
 discontinued operations                           265         -
Long term pension liability                          -       304
Deferred compensation, net of
 current portion                                     -       128
Total liabilities                                1,946     3,163


Commitments and Contingencies

Stockholders' deficit:
 Common stock, $.01 par value per
  share--authorized 15,000,000,issued
  and outstanding 2,925,849 and 2,925,849           29        29
 Capital in excess of par                          269       269
 Minimum pension liability                        (888)     (555)
 Accumulated deficit                           (26,389)  (25,570)

                                               (26,979)  (25,827)
 Contributed capital                            25,033    25,033
Total stockholders' deficit                     (1,946)     (794)

Total liabilities and stockholders' deficit   $      -  $  2,369




See Notes to Consolidated Financial Statements.



                             Corcap, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                        (In Thousands, except per share data)


For the years ended December 31,              1995      1994      1993

Net sales                                     $  4,615  $  9,699  $ 9,571
Cost of sales                                    3,993     8,113    7,687
Gross margin                                       622     1,586    1,884

Selling, general and administrative
  expenses                                         457     1,126    1,492
Research and development                            39        66      113
Operating income (loss)                            126       394      279
Interest (expense) income, net                     (10)        7      111
Other income, related parties                       -         -      (57)

Other income (expense)                             (12)    1,662     (45)
                                                   (22)    1,669       9
Income from continuing operations before
 income taxes and extraordinary item               104     2,063     270
Income tax provision benefit                         -       (29)    (17)
Income from continuing operations before
 extraordinary item                                104     2,034     253


Discontinued operations:
 Income (loss) from discontinued operations       (924)      712    (114)
Gain (loss) before extraordinary item             (820)    2,746     139

Extraordinary item, debt forgiveness                 -       523     298

Net income (loss)                             $   (820) $  3,269  $  437

Income (loss) per common share
Continuing operations                         $    .04  $    .01  $  .04
 Discontinued operations                          (.31)      .04    (.22)
Extraordinary item                                  -        .10     .03
   Net income (loss) per common share$            (.27) $    .15  $ (.15)

Weighted average common shares outstanding       2,926     2,926   2,926
 ..................................................................


See Notes to Consolidated Financial Statements.

                                 Corcap, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                                    ($ Thousands)


For the years ended December 31,              1995      1994      1993
Cash flows from operating activities:

 Income from continuing operations            $    104  $ 2,034   $   253

Adjustments to reconcile income to net cash
 from continuing operations:
Depreciation                                         -       10        26
Reduction in allowance for doubtful
  accounts                                           -      (13)        -
Reduction in reserve for contract
  disallowance                                       -     (214)        -
Reduction in litigation reserve                      -     (115)        -
 Debt forgiveness                                    -      523       298
 Minimum pension liability                        (332)      71     (117)
 Increase (decrease) in cash
  resulting fromchanges in assets
  and liabilities:
    Accounts receivable                          1,468     (422)     735
Inventories                                        448      (16)      44
Other current assets                                36      (12)      39
    Accrued liabilities, related parties             -        -     (107)
      Accounts payable and
      accrued liabilities                       (1,850)      85     (227)
      Other long-term liabilities                 (432)    (156)    (123)
      Other assets                                 152      (47)     (48)
Total adjustments                                 (510)    (306)     520

Net cash provided by (used in)
  continuing operations                           (406)   1,728      773

 Income (loss) from discontinued operations       (924)     712     (114)
Adjustments to reconcile loss to
net cash from discontinued operations:
  Increase (decrease) in net non-current
   liabilities                                     265    (846)     (283)
Increase (decrease) in net current assets          132     147      (279)
   Increase (decrease) in net
   current liabilities                             750    (705)      885
  Increase (decrease) in net current
   liabilities, related parties                      -       -      (816)

Net cash flows provided by (used in)
  discontinued operations                          223    (692)     (607)

Net cash flows provided by (used in)
  operating activities                            (183)  1,036       166

Cash flows from investing activities:
Additions (deletions)to property,
  plant and equipment                                7      (1)        -

Net cash provided by (used in)
  investing activities                               7      (1)        -

Cash flows from financing activities:
 Repayment of long-term debt                         -   (1,203)    (105)

Net cash used in financing activities         $      -  $(1,203) $  (105)


Net increase (decrease) in cash and
 cash equivalents                                 (176)    (168)      61
Cash and cash equivalents beginning of period      176      344      283
Cash and cash equivalents end of period       $      -  $   176  $   344


Supplemental schedule of cash flow information:
Cash paid during the period for:
 Interest                                     $      -  $   127  $   342
 Taxes                                        $      -  $     5  $    17


See Notes to Consolidated Financial Statements.



                           Corcap, Inc. and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Deficit

                 For the years ended December 31, 1995, 1994 and 1993

                                        ($ Thousands)


                                                         Total
                             Contri-  Capital   Minimum  Accumu- Stock-
                      Common  buted  in excess  Pension  lated   holders'
                      stock  capital  of par   Liability deficit deficit)
Balance at
  December 31, 1992      29   25,033     269       (509) (29,275)(4,453)
  Net income              -        -       -          -      437    437
  Minimum pension
   liability              -        -       -       (117)       -   (117)

Balance at
 December 31, 1993       29    25,033    269       (626)  (28,838)(4,133)
  Net income              -         -      -          -     3,269  3,269
  Minimum pension
   liability              -         -      -         70         -     70

Balance at
 December 31, 1994       29    25,033    269       (556)  (25,569)  (794)
  Net income              -         -      -          -      (820)  (820)
  Minimum pension
   liability              -         -      -       (332)        -   (332)

Balance at
 December 31, 1995   $   29   $25,033 $  269   $  (888) $(26,389)$(1,946)



  See Notes to Consolidated Financial Statements.
                             Corcap, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

1.  Organization

Effective July 1, 1988, all of the issued and outstanding common shares of Corcap, Inc. ("Corcap" or the "Company") were distributed to the stockholders of Lydall, Inc. ("Lydall"), a publicly-owned corporation (the "Distribution"), pursuant to a special dividend previously declared by Lydall's Board of Directors. Approximately $24 million of net assets were transferred from Lydall to Corcap. Prior to that, Corcap's operations and investments were managed through Lydall. As part of the spin-off transaction, Corcap and Lydall entered into a five-year Post-Distribution Agreement (the "Post-Distribution Agreement") which subsequently has been amended from time to time. As amended, the Post-Distribution Agreement obligates Corcap to indemnify Lydall with respect to liabilities (if any) incurred by Lydall after the spin-off which arise out of the conduct of the elastomer products businesses by Lydall prior to the spin-off or by Corcap after the spin-off or out of the prior ownership or operation by Lydall of any asset transferred to Corcap in the spin-off as well as for certain insurance claims and other liabilities, and requires Lydall to indemnify Corcap with respect to liabilities (if any) sustained by Corcap after the spin-off as a result of the conduct of Lydall of any asset which was a component of its fiber materials businesses as well as for certain other liabilities. Liability for claims from previously discontinued operations not related to the continuing operations of either company which may arise in the future are shared by the companies on a formula basis.

Corcap was incorporated on June 6, 1988. Contributed capital represents the net assets and the net results of operations through June 6, 1988 from the businesses transferred from Lydall to Corcap as well as capital transactions since that date. The accumulated deficit represents losses attributable to operations since the date of incorporation.

Nature of Business
Through June 30, 1995, the Company operated in two business segments: engineering and security services and the manufacture of telemetry and telecommunications equipment. During the six months ended June 30, 1995 and the years ended December 31, 1994, and 1993, sales to the U.S. Federal Government amounted to 86%, 90% and 84%, respectively, of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.

Corcap's Continued Existence Due to the disposition of assets in 1990, 1991 and 1995, Corcap's remaining assets are CompuDyne Common Stock and Fabrilock, Inc Common Stock. As a result, Corcap is deemed to be a "transient investment company" as provided in Rule 3a-2 under the Investment Company Act of 1940, as amended (the "1940 Act"). Since Corcap's only holdings are investment securities of entities it does not control, it would be deemed to be an investment company subject to the reporting, filing and operating requirements of the 1940 Act but for Rule 3a-2. Such rule provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possibly (in any event by the termination of such period of time), in a business other than that of an investment company. The Board of Directors is exploring the following in order to comply with Rule 3a-2 by the one-year deadline, or August 21, 1996:

1. Liquidation of the Fabrilock and/or CompuDyne investments, with the proceeds to be reinvested in new operations.

2. The merger with Corcap with another company in a stock exchange.

3. Liquidation of Corcap, either voluntarily or through a bankruptcy filing. If this option is adopted, it is unlikely that Corcap could afford the cost of a voluntary liquidation, including a special shareholder vote.

CompuDyne is currently prohibited under state law from paying any dividends because its assets do not exceed its liabilities. Consequently, Corcap does not have any source of revenue or cash flow

2.  Significant Accounting Policies

Principles of consolidation.
 ...........................
The accompanying consolidated financial statements include the accounts of Corcap, its wholly-owned subsidiaries, and its investment in CompuDyne Corporation ("CompuDyne") for the years 1993, 1994 and from January 1, 1995 through June 30, 1995 at which time it was deemed that Corcap no longer had significant control of CompuDyne. As of July 1, 1995, Corcap accounts for its investment in CompuDyne by the equity method of accounting. Significant intercompany transactions have been eliminated in the consolidated financial statements for the aforementioned periods.

Consolidation of CompuDyne Corporation.
 ......................................
Three directors of Corcap are also directors of CompuDyne. Corcap has included the accounts of CompuDyne in Corcap's consolidated financial statements in light of the control exerted by interlocking managements for the six months ended June 30, 1995, and the years ended December 31, 1994 and 1993 . As a result, through June 30, 1995 Corcap has recognized 100% of CompuDyne's losses since the second quarter of 1989. At December 31, 1995, 1994 and 1993 Corcap held 24.7%, 35% and 40.7%, respectively, of CompuDyne's Common Stock outstanding. Effective July 1, 1995 Corcap's investment in CompuDyne is no longer being consolidated in the financial statements of Corcap. The investment is carried at carried at zero due to its past losses and is accounted for by the equity method of accounting.

On August 21 1995, Quanta Systems Corporation ("Quanta"), a wholly-owned subsidiary of CompuDyne, transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service Corporation, a newly-formed corporation ("Suntec") in return for (i) all of Suntec's issued and outstanding Common Stock and (ii) Suntec's agreement to pay to Quanta a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of Suntec's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, CEO and Director. Suntec is engaged in the business of telemarketing home improvements in the middle Atlantic states. As a result of the sale of Suntec, the balance sheet and statement of operations for Corcap have been restated to reflect the treatment of Suntec as a discontinued operation for the years ended December 31, 1993 and 1994 and for the six months ended June 30, 1995.

Use of Estimates.
 ................
Certain estimates used by management are susceptible to significant changes in the economic environment. These include estimates of percentage-of-completion on long term contracts and valuation allowances for contracts accounts receivable. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near-term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of December 31, 1995, the estimates used in the financial statements are adequate based on the information currently available.

Inventories.
 ...........
Inventories are valued at the lower of cost (first-in, first-out) or market.

Depreciation and amortization.
 .............................
Plant, property and equipment are depreciated over their estimated useful lives on the straight-line method for financial statement purposes. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized.

Income taxes.
 ............
Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109 deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The adoption of SFAS 109 had no impact on operations for any of the periods presented.

Corcap and its wholly-owned subsidiaries file a consolidated federal income tax return. CompuDyne and its domestic subsidiaries file a consolidated federal income tax return.

Revenue recognition.
 ...................
Revenue under cost reimbursement contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts are recognized to the extent of billable rates times hours delivered plus materials expense incurred. Revenues from fixed price contracts are recognized under the percentage of completion method. Revenues from the sale of manufactured products are recognized based on shipment date. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Net income (loss) per common share.
 ..................................
Net income (loss) per common share is based on the weighted average number of common shares outstanding during the period, including the effect of common stock equivalents and stock awards where such effect would be dilutive.

Cash and cash equivalents.
 .........................
Cash and cash equivalents include amounts invested in accounts which are readily convertible to known amounts of cash with a maturity of three months or less at the time of purchase. The Company invests any available cash balance in overnight funds which are concentrated in one commercial bank. The Company has not experienced any losses on its cash and cash equivalents.

Reclassifications.
 .................
Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the 1995 presentation.


3. Long-term Debt

In May 1994, CompuDyne negotiated a modification to the Loan Agreement ("Clipper Agreement") Quanta had with JM Clipper Polymers Corporation ("Clipper") whereby the Company agreed to pay $1 million in full satisfaction of its debt of $1.163 million. On May 17, 1994 CompuDyne made a payment of $700 thousand, established six quarterly payments of $50 thousand for the balance due and terminated its working capital line of credit of $150 thousand with Clipper. Clipper further agreed to surrender its warrant to purchase 100,000 shares of CompuDyne Corporation Common Stock upon final payment of the outstanding debt which occurred in November 1994.

In July 1994 Clipper, Corcap Eastern, Inc. ("CE") a wholly owned subsidiary of Corcap, and Quanta entered into an agreement. Under this agreement, CE as lessor under a lease to Clipper for property located in Dayville, Connecticut (the "Dayville Property"), terminated the lease in consideration for which Clipper cancelled a promissory note from CE to Clipper in the amount of $1.774 million and released a mortgage securing such note. The $1.774 million of debt forgiveness is included in income from discontinued operations for 1994. As further consideration for the termination of the lease, Clipper forgave an additional $250 thousand of debt owing from Quanta to Clipper under the Clipper Agreement. Quanta's indebtedness to Clipper under the Clipper Agreement had thereby been reduced to $50 thousand, payable in five quarterly installments of $10 thousand commencing on September 30, 1994 and ending on September 30, 1995. In July 1991, the Dayville real estate and buildings were leased to Clipper under a "triple net" lease at an annual rental of $250 thousand, with an option to renew for one additional ten-year term and an additional option to purchase the facility for an amount equal to the principal amount of the mortgage plus $100 thousand.

As part of the foregoing transaction and as consideration for Corcap causing CE to terminate the lease, CompuDyne entered into an agreement with Corcap to provide to Corcap management services and use of office facilities and to absorb the cost of certain legal services for a period of four years without charge to Corcap. In connection with the Lydall settlement, Corcap agreed to limit this obligation to $1 thousand per month for 24 months.

On October 4, 1994, Clipper, CompuDyne and Corcap entered into a letter agreement that provided for $20 thousand of obligations by Clipper for environmental costs associated with the Dayville property be offset against indebtedness due Clipper from Quanta. CompuDyne in turn reduced the amount of moneys due it from Corcap for $20 thousand and Corcap then established a liability for the environmental costs.

On November 18, 1994, CompuDyne obtained a $350 thousand secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts. As part of the agreement the Company paid off the Clipper loan in full and the Clipper Warrant was surrendered. At December 31, 1994 CompuDyne had no outstanding debt.

Corcap required, as a condition to its conversion of the Preferred Stock to CompuDyne Common Stock and the relinquishment and waiver of accrued dividends on the Preferred Stock, that CompuDyne issue a warrant (the "Corcap Warrant") for 150,000 shares of CompuDyne Common Stock to Corcap. The Exercise price of the Corcap Warrant is $.40 per share. On August 21, 1995, Corcap purchased the 150,000 shares of CompuDyne common stock for $.40 per share in accordance with the terms of a Warrant issued by CompuDyne to Corcap on March 10, 1993 and amended as of April 1, 1993 and August 15, 1995. In payment of the purchase price of the Warrant Shares, Corcap executed a promissory note for $60 thousand payable to CompuDyne (the "Corcap Promissory Note") which is included in net non-current liabilities of discontinued operations at December 31, 1995 in the consolidated balance sheet. The Corcap Promissory Note bears interest on the unpaid principal at the annual rate of eight percent (8%). Payment of the unpaid principal of the Corcap promissory note and on all accrued and unpaid interest thereon is due on August 21, 2000.


4.  Lydall Settlement

On December 12, 1992, Lydall presented an invoice to Corcap, under the Post-Distribution Agreement (described in Note 1), for $499 thousand representing final taxes and interest due to the IRS as a result of an audit of Corcap entities for the years 1983 through 1988. The $499 thousand was recorded as a liability and was included in net current liabilities of discontinued operations in the balance sheet at December
31, 1994.   In July 1994, Lydall informed Corcap that as a result of an audit of Corcap entities for the years 1987-1989 Lydall had calculated that Corcap's share of the current assessment was an additional $382 thousand. Lydall presented Corcap with an invoice for that amount in July 1995. As a result, Corcap recorded an additional $382 thousand liability in 1995.

On March 25, 1996 Lydall and Corcap entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which Corcap transferred 120,000 shares of CompuDyne Common Stock, par value $.75 per share ("CompuDyne Common Stock") to Lydall in settlement of certain claims.

Under the Settlement Agreement, each of Lydall and Corcap released all obligations arising out of such claims by the transfer from Corcap to Lydall of 120,000 shares of CompuDyne Common Stock. In addition, Corcap agreed to indemnify Lydall for all liabilities Lydall may incur in connection with its former ownership of property in Dayville, Connecticut which Corcap sold in July 1995 and which had previously been used in connection with Acadia's (a former subsidiary of Corcap) operations. The Post-Distribution Agreement had obligated Corcap to indemnify Lydall for certain environmental claims. In all other respects, the Post-Distribution Agreement continues in effect.

As a result of this settlement, in which Corcap's carrying value of its CompuDyne Common Stock was zero, Corcap will recognize a gain on this settlement of debt of $881 thousand in 1996.


5. Accounts Receivable
                                          December 31,
$ Thousands                                   1994

U.S. Government Contracts:
  Billed                                  $   390
  Unbilled                                    644
                                          .......
  Total Contracts                         $ 1,034


Substantially all of the U.S. Government billed and unbilled receivables are derived from cost reimbursable or time-and-material contracts. Unbilled receivables include retainages of approximately $125 thousand at December 31, 1994.

Direct sales to the U.S. Federal Government for the years ended December 31, 1994 and 1993 were $9.0 million and $8.3 million, respectively, or 90% and 84% of the Company's total net sales from continuing operations for the same years. No other single customer accounted for greater than 10% of the Company's net sales.

Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency. All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits.

Substantially all of CompuDyne's government related business is with the U.S. Department of Defense, primarily one major contract, the NISE East contract that was awarded to Quanta in March 1992 as a one-year contract with four one-year renewal options. The contract has been renewed through September 30, 1996. Net sales under the NISE East contract totaled $6.9 million in 1994. Although most of Quanta's contracts are subject to audit, it does not believe such audits will result in any material adjustments to the financial statements. There are no balances for 1995 as CompuDyne is no longer consolidated in the results of Corcap.


6.  CompuDyne Investment

On November 12, 1992 the CompuDyne Board authorized the issuance of 300,000 shares of Common Stock to key employees of CompuDyne and Quanta at a price of $.40 per share, the fair market value at such time. In January 1993, the Board subsequently authorized the issuance of an additional 200,000 shares of Common Stock to a key employee at the same price and on the same terms as those authorized on November 12, 1992. These authorizations were formalized in Stock Purchase Agreements, dated August 1, 1993, under which the employees may purchase an aggregate of 125,000 shares on August 1, 1993, 1994, 1995 and 1996, provided certain conditions are met including continued employment by CompuDyne, by paying cash for such shares or by giving the Company a five-year non-recourse promissory note, collateralized by the stock and bearing interest at 2% per annum over the rate designated by the First National Bank of Maryland as its prime commercial rate. The Stock Purchase Agreements further provide that within 90 days of any Change of Control of CompuDyne, as defined, the employees will be entitled to purchase all of the shares of CompuDyne Common Stock not yet purchased under such Agreements by delivering a written notice to CompuDyne. On August 1, 1993, August 1, 1994 and August 1, 1995 an aggregate of 306,250 shares of CompuDyne Common Stock were issued to management, (the "Management Shares") in exchange for promissory notes pursuant to the Stock Purchase Agreements. In August 1995 as part of the agreement to acquire Suntec, Norman Silberdick, former Chairman and President of CompuDyne, returned 60,000 shares to CompuDyne in exchange for the cancellation of the promissory notes securing those shares thereby reducing the amount of shares issued to 246,250. Mr. Silberdick also cancelled his right to receive 50,000 shares on August 1, 1995. The number of shares to be issued to management was also reduced by 37,500 shares representing the amount of shares allocable to one officer who resigned during 1994.
The remaining 56,250 shares issuable to management will be offered to such employees over the next year in equal amounts at $.40 per share so long as such persons are employed by the Company.

During 1993 and 1994 and 1995, Corcap sold 27,000, 40,500 and 40,500 shares respectively, of its holdings of CompuDyne Common Stock under Rule 144 of the Securities Act of 1933.

On August 31, 1993, the officers of Corcap and certain members of the Corcap Board agreed to sell an aggregate of 66,666 shares of CompuDyne Common Stock to Messrs. Antoine Dominic, who was then Executive Vice-President, Chief Financial Officer and a director of Corcap and CompuDyne, Millard Pryor, a director of Corcap and CompuDyne, and David Clark, a director of Corcap and CompuDyne. Mr. Dominic made an informal loan of $25 thousand to Corcap and Messrs. Pryor and Clark each made informal loans of $12.5 thousand to Corcap with the understanding that, subject to the approval by the Board of Directors of Corcap, such loans would be repaid in full by the transfer by Corcap of 33,333 shares of CompuDyne Common Stock to Mr. Dominic, 16,667 shares to Mr. Pryor and 16,666 shares to Mr. Clark. The Corcap Board subsequently approved these actions on October 6, 1993. The shares were transferred in October 1993. The primary reason for the sale of the shares was the necessity of obtaining $50 thousand cash on August 31, 1993 to settle a $348 thousand obligation owing to one of Corcap's creditors. Corcap owed $348 thousand of accrued rent under an office lease for space it occupied at 90 State House Square, Hartford, Connecticut when its lease ended September 30, 1993. Management of Corcap was able to negotiate a settlement of its $348 thousand past due rent to the landlord, for $50 thousand. The terms of the settlement required full payment of the $50 thousand by August 31, 1993. As of September 30, 1993, the expiration date of the lease, CompuDyne's share of the unpaid rent liability on its records was $186 thousand. CompuDyne agreed to pay half of the settlement ($25 thousand) by reducing the receivable that Corcap owes CompuDyne for expenses unrelated to rent by $25 thousand. Since August 1992, CompuDyne had been occupying all the space at 90 State House Square, Hartford Connecticut and had been absorbing all the rent. Prior to August 1992, it occupied and paid for half the space. Corcap currently leases the office space on a month-to-month tenancy and sublets such space to CompuDyne which is obligated to pay the entire monthly rental of $2.250 thousand.

On September 1, 1993 the Compensation and Stock Option Committee of the Board of Directors of CompuDyne granted Antoine Dominic options (the "Dominic Options") to purchase 91,667 shares of CompuDyne Common Stock at a price of $.75 per share under its 1986 Stock Incentive Compensation Plan. On December 14, 1994 Mr. Dominic resigned and subsequently did not exercise his options which expired January 31, 1995 in accordance with the provisions of the plan.

On August 21, 1995 CompuDyne entered into and consummated a Stock Purchase Agreement by and among CompuDyne, Martin A. Roenigk and Alan Markowitz (Messrs. Roenigk and Markowitz are, collectively, the "Sellers") and MicroAssembly Systems, Inc. ("MicroAssembly"), pursuant to which CompuDyne issued to the Sellers 1,260,460 shares of its Convertible Preference Stock, Series D ("Preference Stock") in exchange for all of the Sellers' shares of capital stock of MicroAssembly, which shares represented all of MicroAssembly's issued and outstanding capital stock. The issuance by CompuDyne of the Preference Stock, together with the issuance of certain Notes, as defined below, and certain options to purchase common stock, all as described below and in accordance with the terms of the Stock Purchase Agreement, are referred to as the "Transaction". Of the 1,260,460 Shares of Preference Stock issued to the Sellers, 945,345 shares were issued to Mr. Roenigk, and 315,115 shares were issued to Mr. Markowitz. The Preference Stock has rights to vote on a share for share basis with the Company's Common Stock on all corporate issues other than the election of directors; it is also convertible to common stock on a share for share basis at any time prior to redemption by CompuDyne. On March 29, 1996, the holders of the Preference Stock waived their rights to mandatory redemption by CompuDyne. For the election of directors, each share of Preference Stock is entitled to 1/3.08 of a vote as compared to the Company's Common Stock, which is entitled to one vote per share.

As part of the Transaction, in return for $400 thousand paid to CompuDyne at the closing, CompuDyne issued to the Sellers Senior Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $400 thousand, which Notes are convertible, prior to redemption by CompuDyne, into CompuDyne Common Stock at a conversion rate of $1.50 per share of Common Stock, or 266,667 shares of common stock if the entire principal amount of the Notes is converted. Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Notes was issued to Mr. Roenigk, and $100 thousand principal amount of the Notes was issued to Mr. Markowitz. As described in a report filed by the Sellers with the Securities and Exchange Commission and with the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934, the source of the Sellers' $400 thousand investment in the Company was personal funds.

As a result of the above described transactions Corcap's ownership of CompuDyne decreased from 35% of the issued and outstanding shares of CompuDyne Common Stock at December 31, 1994 to 24.7% as of December 31, 1995. After assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to Messrs. Martin A. Roenigk and Alan Markowitz, which shares are convertible by the holders into 1,260,460 shares of CompuDyne Common Stock, (ii) the conversion of $400 thousand principal amount of Senior Convertible Promissory Notes to Messrs. Roenigk and Markowitz which promissory notes are convertible by the holders into 266,667 shares of CompuDyne Common Stock and, (iii) the exercise of an option to purchase 200,000 shares of CompuDyne Common Stock issued by the Company to Mr. Roenigk at an exercise price of $1.50 per share, all pursuant to certain Stock Purchase Agreements by and among CompuDyne, Messrs. Roenigk and Markowitz and MicroAssembly Systems, Inc. (the "Stock Purchase Agreement") and (iv) a Stock Purchase Agreement, dated August 1, 1993, between CompuDyne and three members of management whereby such persons may purchase up to an additional 56,250 shares of CompuDyne Common Stock on August 1, 1996 assuming certain conditions are met and (v) the exercise of stock options for 25,000 shares of CompuDyne Common Stock issued to an officer of CompuDyne, and (vi) the issuance of an option to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock, Corcap's ownership will be decreased to 12% on a fully diluted basis.

The following represents summarized financial information for CompuDyne as of and for the year ended December 31, 1995. The financial activity of CompuDyne for the six months ended June 30, 1995 has been consolidated in Corcap's Financial Statements as of December 31, 1995.




($ thousands)

As of December 31, 1995
 .......................
Current assets                           $  3,241
Long-term assets                            1,792

 Total Assets                            $  5,033

Current liabilities                      $  2,536
Long-term liabilities                       1,130

 Total liabilities                       $  3,666


Shareholders equity                     $  1,367


Year Ended December 31, 1995
 ............................
Net sales                                $ 10,308
Expenses                                  (10,573)
Income tax benefit                             55
Loss on discontinued operations           (   453)

 Net Loss                                $(   663)


7.  Investment in Fabrilock, Inc.

On July 14, 1995, Corcap entered into a purchase and sale agreement with Fabrilock Inc., a newly formed corporation, whereby Fabrilock purchased the Dayville Property in exchange for 20% of Fabrilock's issued and outstanding shares and the assumption by Fabrilock the costs of the environmental remediation of the property not to exceed $100 thousand. Fabrilock manufactures specialty non-woven textiles. Corcap had recorded an environmental reserve for $248 thousand in the third quarter of 1994. According to the purchase and sale agreement, five years after the sale of the Dayville Property, Fabrilock would have the right to repurchase 50% of Corcap's holding of Fabrilock shares for $675 thousand and Corcap would then have the right to require Fabrilock to purchase the remaining 50% of the Fabrilock shares for $675 thousand. The purchase price for the shares would be reduced by the amount of environmental remediation costs incurred by Fabrilock in excess of $100 thousand. In the third quarter of 1995 Corcap reduced its reserve for environmental remediation as the estimated liability was expected to be below $100 thousand based upon the environmental consultant's results.

In connection with the sale of the Dayville property, Corcap entered into an agreement entitled 300 Lake Road Environmental Remediation Escrow Fund Agreement ("Remediation Agreement") whereby Corcap deposited 27,000 shares of CompuDyne Common Stock to be used in part with contributions from Fabrilock to fund the environmental remediation and clean-up of the Dayville Property. Corcap retains all attendant rights of ownership of such shares other than the right to transfer them during the pendency of the clean-up process. Beginning with the calendar quarter ending September 30, 1995 the Escrow Agent will, ten days prior to the end of each calendar quarter, return to Corcap 4,000 shares of CompuDyne Common Stock for the purpose of Corcap selling such shares pursuant to the provisions of Rule 144, and Corcap is required to deposit into the escrow fund the proceeds of such sale. Corcap is obligated to contribute additional shares of CompuDyne Common Stock to the escrow fund, if necessary, so that the fair market of the CompuDyne Common Stock in the fund, based upon the average bid and asked price of such stock for the six months prior to the determination, is not less than 75% of:(i) $70 thousand, less (ii) the cash proceeds deposited into the escrow fund by Corcap in return for shares released by the Escrow Agent for sale by Corcap as described above (the result of such calculation referred to as the "Stock Adjustment Value"). If the aggregate fair market value of the CompuDyne Common Stock in the escrow fund, determined as set forth, should, at any six month valuation exceed 125% of the Stock Adjustment Value, the Escrow Agent shall return sufficient shares to Corcap such that the fair market value of the CompuDyne Common Stock in the escrow fund shall equal the Stock Adjustment Value. Upon certification that the environmental remediation and clean-up have been completed, the Escrow Agent shall return to Corcap, among other things, the shares of CompuDyne Common Stock in the escrow fund at that time.

Certain retirees of the Dayville plant had received voluntary medical and life insurance payments from Corcap which ceased in 1991 when Corcap was unable to continue to make these payments. The retirees retained counsel and made a claim against the Company asserting that the Company was liable for the medical insurance payments as well as certain life insurance claims. The Company denied the claim that it was liable since it made voluntary payments. In February 1996, the Company reached an agreement with counsel and the Union for certain retirees of the Dayville plant to transfer 22,500 shares of CompuDyne Common Stock to the Retirees upon the signing of the settlement agreement.

A certain commercial real estate broker who was contracted by the Company to assist in the sale of the Dayville property agreed to a negotiated fee as a result of the Fabrilock transaction. The Company and the broker have agreed to payment of the fee by accepting 6% of the shares (120) of Fabrilock held by Corcap.


8.  Other Contingencies

Corcap has no long term operating leases. Rent expense under operating leases for CompuDyne for the six months ended June 30, 1995 and the years ended December 31, 1994 and 1993 were $200 thousand, $466 thousand and $409 thousand, respectively.

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

During the third quarter of 1991, a wholly-owned subsidiary of Corcap, Corcap Virginia Inc. (formerly Acadia Virginia, Inc.), received notification that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaboard Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the North Carolina Department of Environment, Health and Natural Resources indicates that, during the fall of 1986 and early 1987, a subsidiary of Lydall, which was part of its Elastomer Products Group, may have shipped approximately
 .0001016% of the aggregate waste material located at the site. In connection with the spinoff of Corcap from Lydall on July 1, 1988, Corcap succeeded to the businesses and operations that were formerly conducted by the Elastomer Products Group of Lydall, and Corcap agreed to indemnify Lydall with respect to liabilities arising out of the conduct of the elastomer products business prior to the spinoff. During the third quarter of 1994 Corcap received a pro-rata invoice from the consulting engineer for the site for approximately $500. In March 1996, Corcap received a final settlement from the engineers for $5 thousand.

Corcap and its subsidiaries are party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability will not have a material effect on its financial position.

9.  Net Liabilities of Discontinued Operations

Remaining assets and liabilities of discontinued operations consisted of the following items at December 31, 1995 and 1994:

$ Thousands                                   1995      1994

Fixed Assets, primarily land                  $     -   $ 1,044
Investments                                       139         -
Net current liabilities                        (1,681)   (1,823)
Notes payable due after one year                  (60)        -
Deferred pension liability                       (344)     (102)

                                               (1,946)     (881)
Less current portion                           (1,681      (881)
Net non-current liabilities of
  discontinued operations                     $   265    $    -


10.  Pension Plans

Corcap contributed to two defined benefit pension plans for certain Corcap employees. Prior to June 30, 1991, benefits for salaried employees were based on eligible compensation and for hourly employees were based on hours of service. Plan benefits were frozen under both defined benefit plans effective July 1, 1991. The pension cost shown for the year ended December 31, 1992 reflects the elimination of additional benefit accruals after this date. As a result of the benefit freeze, the plans experienced a "curtailment gain" as defined under Financial Accounting Standards Statement No. 88 which resulted in a direct reduction in pension cost for 1991.

The following items are the components of net pension cost:


                                         For the years ended December 31,
$ Thousands                              1995       1994     1993

Service cost--benefits earned
  during the year                        $    -     $    -   $     -
Interest cost on projected
  benefit obligation                        315        308       309
Actual return on plan assets               (400)       (71)     (411)
Net amortization and deferral                88       (245)       82

Net pension cost                         $    3     $   (8)  $   (20)

Plan assets include investments in bank accounts, bonds and guaranteed insurance contracts. The actuarial computations, which use the "projected unit credit" method and the "unit credit" method assumed a discount rate on benefit obligations of 7.3% and an expected long-term rate of return on plan assets of 9.0% for 1995 and a discount rate on benefit obligations of 8.3% and an expected long-term rate of return on plan assets of 9% for 1994. No annual compensation increase is used in 1995 as the plan is frozen.

During 1992, Corcap was unable to make the last required quarterly payment to the Plans nor any quarterly payments during 1993 and 1994. The required payment was not made within 8 1/2 months after the close of the Plan year, or September 15, 1993, which caused the Plans to have an unwaived funding deficiency with respect to the unpaid quarterly amounts, subjecting Corcap to excise tax liability under the Internal Revenue Code of 1986, as amended, of at least 10% of the funding deficiency. On March 21, 1995 Corcap filed an application with the Internal Revenue Service requesting a waiver of the minimum funding standard.

On September 15, 1995 Corcap contributed 224,000 shares of CompuDyne Common Stock to satisfy Corcap's minimum funding obligations for the 1992, 1993 and 1994 Plan Years of its employee pension plans: Plan 1A and Plan 6B under Section 412 of the Internal Revenue Code of 1996, as amended (the "Code"). The Constituent Plans comprise, and are administered through, a single trust: the Corcap, Inc. Pooled Pension Investment Trust (the "Trust"). Corcap contributed 143,600 shares of CompuDyne Common Stock to Plan 1A and 80,400 shares of CompuDyne Common Stock to Plan 6B. The making of such contributions in property may constitute a "prohibited transaction" within the meaning of section 4975 of the Code and Section 406 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Corcap filed an application with the Department of Labor ("DoL") seeking Prohibited Transaction Exemptions with respect to the transfer of the Shares of Common Stock to each of the respective Constituent Plans. The contribution of the shares was made contingent upon said exemption being granted. On January 25, 1996 the DoL informed the Company that the application was denied. A further conversation with the DoL reopened the application and with the submission of additional supporting information, it is now expected to be approved. In the event that DoL does not grant relief sought under the application for the Prohibited Transaction Exemption, the Trustee of the Constituent Plans will promptly return the shares to Corcap. The agreement of the PBGC to settle the pension plans' underfunding liability will include the additional 224,000 CompuDyne shares if the DoL does not approve the application.

In March 1996, in anticipation of termination of the Corcap Pension Plan 1A and the Corcap Pension Plan 6B (collectively the "Plans"), the PBGC and Corcap reached a preliminary agreement whereby the PBGC agreed to accept an additional 188,660 shares of CompuDyne Common Stock in satisfaction of the Plans' underfunding liabilities to the PBGC. The agreement is subject to final documentation and signature, which is expected to be completed during April, 1996.

In January 1996 the Internal Revenue Service ("IRS") sent the Company a penalty for its failure to make timely payments to the Constituent Plans in the amount of $52 thousand. The Company is attempting to negotiate a waiver of the penalty with the IRS as part of the assumption of the Constituent Plans by the PBGC.

The following table presents a reconciliation of the funded status of the plans:

                                                   December 31,
$ Thousands                                        1995        1994

Actuarial present value of benefit obligations:
Vested                                             $4,368      $3,954
Non-vested                                              -           -
Accumulated benefit obligation                      4,368       3,954
Additional benefits related to assumed
 future compensation levels                             -           -

Projected benefit obligations                       4,368       3,954
Plan assets at fair market value                    3,836       3,311

Projected benefit obligations in
 excess of plan assets                               (532)       (643)
Unrecognized net assets                              (312)       (365)
Unrecognized net losses                             1,200         919
Additional minimum liability                         (888)       (554)
Accrued pension cost included in net
discontinued operations liability                  $ (532)     $ (643)


Kolux Pension Plan
 ..................
In March 1987, CompuDyne ceased its Kolux plant operations resulting in a curtailment of the defined benefit pension plan covering certain plant employees. As of December 31, 1994, the actuarial present value of accumulated plan benefits was estimated to be $761 thousand, based upon a 8% interest rate assumption; the 1984 Unisex Mortality table with a five year age setback for females; and the February 28, 1994 (latest actuarial valuation) employee database projected forward to December 31, 1994. All benefits under the plan are fully vested. The projected market value of plan assets as of December 31, 1994 was $432 thousand. Accordingly, the plan's unfunded accrued liability as of December 31, 1994 of $329 thousand has been reflected in the balance sheet as accrued pension costs in net current liabilities of discontinued operations.


11.  Restricted Stock Awards and Stock Options

Awards under Corcap's Stock Incentive Compensation Plan may be made in the form of restricted stock awards, stock options, or stock bonus awards. Restricted stock awards are grants of a specific number of shares of Corcap Common Stock to key employees if they continue to work for the Company for a certain number of years. Stock options enable key employees to purchase a specified number of shares of Common Stock at some future date at the market value on the date of grant. Stock bonus awards are grants of a specific number of shares of Corcap Common Stock having no restrictions. These awards are made to employees in recognition of extraordinary accomplishments. In June 1993, the Board of Directors terminated the 1988 Stock Incentive Compensation Plan. The termination of the Plan did not affect any awards or grants of options under the Plan all of which shall continue in force in accordance with their terms.

At December 31, 1995, all of the outstanding options for 2,500 shares of Corcap stock were exercisable under the terms of the Plan.

On August 21, 1995 in connection with Mr. Roenigk's sale of MicroAssembly to CompuDyne, Corcap issued to him options to purchase up to 450,000 shares of the Company's Common Stock for $.15 per share. The options are divided into two tranches, one of 300,000 shares and the other of 150,000 shares. The option for the 300,000 shares shall expire on August 20, 1996 ("Option I"). Exercise of the options for the entire 300,000 shares available under and in accordance with the terms of Option I is a precondition to the availability of the options for the remaining 150,000 shares, which remaining options expire on August 20, 2005. On March 25, 1996, the Board of Directors approved a resolution to reduce the option price per share to $.01.


12. Deferred Compensation

In connection with various acquisitions, Corcap assumed obligations to pay deferred compensation to certain former employees. Estimates of the net present value of such future benefits are recorded as current liabilities of discontinued operations in the amount of $314 thousand. Concurrent with the execution of the Settlement Agreement with Lydall dated March 25, 1996 (See Note 4), Corcap and certain directors and former officers of Corcap, Messrs. Millard H. Pryor, Jr. and David W. Clark, Jr. entered into an agreement whereby Messrs. Pryor and Clark agreed to forgive an accrued obligation for compensation in the amount of $314 thousand. The forgiveness of this obligation will be reflected as additional capital contributions in the first quarter of 1996.

CompuDyne maintains a 401(k) Retirement Savings Plan in which all employees are eligible to participate after completing one year of service. Participants may make before tax contributions of up to 15% of their annual compensation subject to Internal Revenue Service limitations. CompuDyne matches employee contributions up to the first 2% contributed. CompuDyne's contribution amounted to $45 thousand and $49 thousand for the years ended December 31, 1994, and 1993, respectively.


13.  Income Taxes

Due to significant pretax and tax losses since the formation of Corcap, Corcap is not subject to federal taxation. State taxes of approximately $0 thousand, $5 thousand and $5 thousand were incurred during 1995, 1994 and 1993, respectively.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax asset at December 31, 1995 and December 31, 1994 are summarized as follows:

                                           December 31,    December 31
                                              1995             1994

Tax depreciation in excess of book         $     0         $  (242)
Accrued expenses and deferred
  compensation                                   0             260
Tax operating loss carryforward              3,113           2,818

                                             3,113           2,836
Valuation allowance                         (3,113)         (2,836)
                                           $     -         $     -


Corcap's net operating loss carryforwards as of December 31, 1995 are $9.7 million. If not utilized, these losses will expire between during the years 2004 to 2009. Due to the significant change in the ownership of the Company, the utilization of the aforementioned loss carryforwards could be substantially limited. The Company also has carryforwards available for alternative minimum tax purposes which do not differ significantly from regular net operating loss carryforwards.


14.  Industry Segment Information

Through June 30, 1995, the Company operated in two business segments: engineering and security services and the manufacture of telemetry and telecommunications equipment. During the six months ended June 30, 1995 and the years ended December 31, 1994, and 1993, sales to the U.S. Federal Government amounted to 86%, 90% and 84%, respectively, of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.
Revenues and related costs from government services during the three years ended December 31, 1994 and 1993 and the six months ended June 30, 1995 are detailed below:

($ Thousands)       December 31, 1995 December 31, 1994 December 31, 1993

Revenues            $    4,293        $    8,691        $    8,128
Cost of Services         3,729             7,326             6,840
Gross Profit               564             1,365             1,288
Operating Profit           268               794               617

Total Assets             1,458               702               596
Depreciation                 -                10                26

Capital Expenditures         -                 -                 -



Revenues and related costs from telemetry and telecommunications products during the three years ended December 31, 1995, 1994 and 1993 are detailed below:

($ Thousands)       December 31, 1995 December 31, 1994 December 31, 1993

Revenues            $      322        $    1,008        $    1,443
Cost of Services           264               787               847
Gross Profit                58               221               596
Operating Profit           (73)              (15)               75

Total Assets               789               688               534

Depreciation                 -               887                10

Capital Expenditures         -                 -                 -


There were no revenues from Corporate activities. Costs related to corporate activities for the three years ended December 31, 1995, 1994 and 1993 are detailed below:

($ Thousands)       December 31, 1995 December 31, 1994 December 31, 1993

Operating loss      $      (69)       $     (385)       $     (413)

Total Assets                 -               392               584

Depreciation                 -                 -                 -

Capital Expenditures         -                 -                 -


15.  Recently Issued Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation costs is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996 and requires measurement of awards made beginning in 1995.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements beginning 1996. Adoption of the new standard will not impact reported net income or cash flows.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Corcap, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Corcap, Inc.

                                By /s/ I. Elaine Chen, April 15, 1996
          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Corcap, Inc. and in the capacities and on the dates indicated.


/s/David W. Clark, Jr. April 15, 1996  s/sJohn E. Sundman  April 15, 1996
David W. Clark, Jr.    Date               John E. Sundman  Date
Director                                  Director


/s/ Martin A. Roenigk  April 15, 1996 s/sMillard H. Pryor, Jr. April 15,1996
Martin A. Roenigk      Date              Millard H. Pryor, Jr.   Date
Director                                 Director

                                      CORCAP, INC.

                                   INDEX TO EXHIBITS



22.1 List of subsidiaries of the registrant and states of incorporation is filed herewith.

28.1 Annual Report on Form 10-K of CompuDyne Corporation for the fiscal year ended December 31, 1995.

28.2 Settlement Agreement with Lydall, Inc. and Corcap, Inc.

28.3 Settlement Agreement with the Pension Benefit Guaranty Corporation.

28.4 Option Agreement between Corcap and CompuDyne dated March 25, 1996


EXHIBIT 22

                       SUBSIDIARIES OF THE REGISTRANT

                                                     Percentage
                                                     of voting
                                                     securities
                         Incorporated                owned by
                         under the                   immediate
Name                     laws of     Parent          parent

Corcap, Inc.             Nevada      Registrant
Corcap Polymers, Inc.    Nevada      Corcap, Inc.    100% Corcap
Corcap Eastern, Inc.     Nevada      Corcap, Inc.    100% Corcap Polymers
Corcap Central, Inc.     Indiana     Corcap, Inc.    100% Corcap Polymers
Corcap Virginia, Inc.    Delaware    Corcap, Inc.    100% Corcap Polymers
Corcap Irongate, Inc.    Delaware    Corcap, Inc.    100% Corcap Virginia
Nacol, Inc.              Connecticut Corcap, Inc.    100% Corcap
Corcap Midwest, Inc.     Indiana     Nacol, Inc.     100% Nacol


Note: All subsidiaries of the Registrant as of December 31, 1992, are included in the consolidated financial statements of the Registrant.

Effective July 31, 1991 the names of the subsidiaries of the Registrant were changed to comply with the purchase agreement dated July 1, 1991 between JM Clipper and the Registrant.