Form 10-Q
period 1996-03-31
CORCAP INC
filed 1996-05-15
CIK 835176

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended          March 31, 1996
                                     ....................................

                                        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                     ....................................

     Commission File Number                       1-09964
                                     ....................................

                               Corcap, Inc.
         ......................................................
         (Exact name of registrant as specified in its charter)

                        Nevada                        06-1237135
             ..............................      ...................
             State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization      (Identification No.)


       120 Union Street, Willimantic, Connecticut          06226
       ..........................................       ..........
        (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code     (860) 456-4187
                                                       ..............


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X            No


     As of May 7, 1996, a total of 2,925,726 shares of Common Stock, $.01 par value, were outstanding.





                                    CORCAP, INC.
                                    ............
                                        INDEX
                                    ............



                                                        Page No.
                                                        ........

Part I.  Financial Information


  Item 1. Financial Statements


Consolidated Balance Sheets -
 March 31, 1996 (unaudited) and December 31, 1995          3


Consolidated Statements of Operations -
 Three Months Ended March 31, 1996 and 1995 (unaudited)    4


Consolidated Statements of Cash Flows -
 Three Months Ended March 31, 1996 and 1995 (unaudited)    5


Notes to Consolidated Financial Statements                 6-10


  Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations             10-11


Part II.  Other Information


    Item 6. Exhibits and Reports on Form 8-K               11


Signature                                                  12


















 .........................................................................

                               CORCAP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                      (In Thousands)
                                        (Unaudited)





                                            March 31,      December 31,
                                              1996              1995
                                            ........       ............

ASSETS

     Total Assets                           $      -       $      -
                                            ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Net current liabilities of
  discontinued operations                        458          1,681
                                            ........       ........
Total Current Liabilities                        458          1,681
                                            ........       ........
Net non-current liabilities of
  discontinued operations                        266            265
                                            ........       ........
Total Liabilities                                724          1,946

STOCKHOLDERS DEFICIT

Common stock                                      29             29
Capital in excess of par                         269            269
Minimum pension liability                       (888)          (888)
Accumulated deficit                          (25,167)       (26,389)
                                            ........       ........
                                             (25,757)       (26,979)
Contributed capital                           25,033         25,033
                                            ........        .......
Total Stockholders' Equity                      (724)        (1,946)

Total Liabilities and Stockholders'
  Equity (Deficit)                          $      -       $      -
                                            ========       =========


       See Accompanying Notes to Consolidated Financial Statements.







 .........................................................................

                        CORCAP, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data )
                                     (Unaudited)



                                                  Three Months Ended
                                                        March 31,
                                                    1996         1995
                                                  ...................

Net sales                                         $       -    $  2,046
Cost of Sales                                             -       1,772
                                                  .........    ........
     Gross margin                                         -         274

Selling, general and administrative expenses              -         245
                                                  .........    ........
     Operating income (loss)                              -          29

Other income (expense):
  Interest expense, net                                   -           7
  Other income (expense), net                             -          (7)
                                                  .........    ........
     Total other income(expense), net                     -           -

Income (loss) from continuing operations                  -          29
Income tax expense                                        -           -
                                                  .........    ........
Income (loss) from continuing operations                  -          29

Discontinued operations:
  CompuDyne (loss) from discontinued operations           -        (134)
  Corcap income (loss) from discontinued
   operations net of tax benefit                      1,223         (19)
                                                  .........    ........
Net Income (loss)                                $    1,223    $   (124)
                                                 ==========    ========

Weighted average common shares                        2,926       2,926
                                                 ==========    ========
Net income (loss) per common share:
  Continuing operations                          $        -    $    .01
  Discontinued operations                               .42        (.05)
                                                 ..........    ........

 Net income (loss) per share                     $      .42    $   (.04)
                                                 ==========    ========



          See Accompanying Notes to Consolidated Financial Statements.





 .........................................................................

                                CORCAP, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (In Thousands)
                                         (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                       1996        1995
                                                     ..................

Cash flows provided by (used for)
  operating activities:

 Income (loss)from continuing operations             $      -   $    29
 Depreciation and amortization                              -         -

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                -       394
  (Increase) decrease in inventories                        -       (87)
  Decrease in accounts payable and other
    accrued liabilities                                     -       (60)
  Decrease in accounts payable and other accrued
   liabilities, related parties                             -         -
  (Increase) decrease in other assets                       -       (12)
  Decrease in long term liabilities                         -         -
  (Increase) decrease in other, net                         -         -
                                                       ......    ......
      Total                                                 -       235
                                                       ......    ......

Net cash provided (used) by continuing operations           -       264
                                                       ......    ......

  Income (loss) from discontinued operations-CompuDyne      -      (134)
  (Increase) decrease in net current assets                 -        98
  Income (loss) from discontinued operations            1,223        19
  Increase (decrease) in net current liabilities
   of discontinued operations                           1,223)      (19)
                                                       ......    ......

Net cash flows provided (used) by
 discontinued operations                                    -       (36)
                                                       ......    ......
Net cash provided (used) by operating activities            -       228
                                                       ......    ......
Cash flows from investing activities:
 Additions to property, plant and equipment                 -        (4)
                                                       ......    ......
Net cash used for investing activities                      -        (4)

Cash flows from financing activities:
 Decrease in long-term debt                                 -         -
 Increase (decrease)in short term debt                      -       (92)
                                                       ......    ......
Net cash provided by (used for) financing activities        -       (92)

Net change in cash                                          -      (132)
Cash and cash equivalents at beginning of period            -       176
                                                       ......    ......
Cash and cash equivalents at end of period            $     -    $  308
                                                      =======    ======
Supplemental Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                          $     -    $    7
                                                      =======    ======
    Income taxes                                      $     -    $   30
                                                      =======    ======

        See Accompanying Notes to Consolidated Financial Statements.


                        CORCAP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES
 ...............................
Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rule and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited accompanying consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual reported to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

Principles of Consolidation. All financial information for all interim periods presented is unaudited. The financial statements include the accounts of Corcap, its wholly-owned subsidiaries and its investment in CompuDyne Corporation ("CompuDyne") for the quarter ended March 31, 1996. Prior to July 1, 1995, Corcap consolidated the results of operations of its investment in CompuDyne as a result of the significant control which Corcap exercised over the operations of CompuDyne. As of July 1, 1995 Corcap accounted for its investment in CompuDyne under the equity method of accounting as a result of the reduction of its ownership percentage in CompuDyne which decreased from 35% as of March 31, 1995 to 24.7% as of December 31, 1995. As of March 31, 1996 Corcap held 17.1% and on a fully diluted basis 8.5%. The effect of consolidating CompuDyne with Corcap was to report CompuDyne's net sales from continuing operations which totals $2.0 million for the quarter ended March 31, 1995. Significant intercompany transactions have been eliminated in the consolidated financial statements for the first quarter ended March 31, 1995. The management of Corcap believes that all adjustments necessary to present a fair statement of the results for the periods have been included. On August 21, 1995 Quanta Systems Corporation, a wholly owned subsidiary of CompuDyne, transferred all of the assets and liabilities of its Suntec division to Suntec Service Corporation which was sold to Norman Silberdick, CompuDyne's Chairman, President, CEO and Director. As a result of the sale of Suntec, the balance sheet and statement of operations for Corcap have been restated to reflect the treatment of Suntec as a discontinued operation for the three months ended March 31, 1995.

Income taxes. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for The Income Taxes". Under SFAS 109 deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The adoption of SFAS 109 had no impact on operations for any of the periods presented.

Net income (loss) per common share. Net income (loss) per common share is based on the weighted average of common shares outstanding during the period, including the effect of common stock equivalents and stock awards where such effect would be dilutive.

BUSINESS SEGMENTS
 .................
Financial information for Corcap and CompuDyne on a separate company basis, excluding the elimination of adjustments made in consolidation, is as follows:


Discontinued Opeations
 ......................

Corcap - Formerly operated an elastomer products business.

The results of Corcap are accounted for as discontinued operations in the Balance Sheet and the Consolidated Statements of Operation in the financial statements due to the divestment of the Acadia segment on July 1, 1991. Net current liabilities and net non-current liabilities of discontinued operations at March 31, 1996 and December 31, 1995 consisted of the following:

Corcap
 ......                                     March 31,      December 31,
                                             1996             1995
                                           .........      ............
($ Thousands)

Investments                                $     139      $     139
Net current liabilities                         (457)        (1,681)
Notes payable due after one year                 (60)           (60)
Deferred pension liability                      (345)          (344)
                                           .........      .........
Other non-current liabilities                   (723)        (1,946)

Less current portion                            (457)        (1,681)
Net non-current liabilities of             .........      .........
  discontinued operations                  $     266      $     265


For the Quarters ended March 31                1996            1995
($ Thousands)

Net Sales                                  $      -       $       -

Gross Margin                                      -               -
                                           ........       .........
Net income (loss) from discontinued
  operations                                  1,233             (19)
                                           ........       .........
Net income (loss)                          $  1,223       $     (19)
                                           ========       =========

CompuDyne - For the quarter ended March 31, 1995 CompuDyne operated an electronics and engineering services business.

For the Quarters ended March 31              1996             1995
($ Thousands)

Net Sales                                  $      -       $   2,046

Gross Margin                                      -             274
                                           ........       .........
Net income (loss) from:
Continuing operations                             -              29
Discontinued operations                           -            (135)
                                           ........       .........
Net income (loss)                          $      -       $    (106)
                                           ========       =========

LYDALL SETTLEMENT
 .................
On December 12, 1992, Lydall presented an invoice to Corcap, under the Post-Distribution Agreement, for $499 thousand representing final taxes and interest due to the IRS as a result of an audit of Corcap entities for the years 1983 through 1988. The $499 thousand was recorded as a liability and was included in net current liabilities of discontinued operations in the balance sheet at December 31, 1994. In July 1994, Lydall informed Corcap that as a result of an audit of Corcap entities for the years 1987-1989, Lydall had calculated that Corcap's share of the current assessment was an additional $382 thousand. Lydall presented Corcap with an invoice for that amount in July 1995. As a result, Corcap recorded an additional $382 thousand liability in 1995.

On March 25, 1996 Lydall and Corcap entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which Corcap transferred 120,000 shares of CompuDyne Common Stock, par value $.75 per share, to Lydall in settlement of certain claims.

Under the Settlement Agreement, each of Lydall and Corcap released all obligations out of such claims by the transfer from Corcap to Lydall of 120,000 shares of CompuDyne Common Stock. In addition, Corcap agreed to indemnify Lydall for all liabilities Lydall may incur in connection with its former ownership of property in Dayville, Connecticut, which Corcap sold in July 1995 and which had previously been used in connection with Acadia's (a former subsidiary of Corcap) operations. The Post-Distribution Agreement had obligated Corcap to indemnify Lydall for certain environmental claims. In all other respects the Post-Distribution Agreement continues in effect.

As part of the Settlement Agreement, Lydall required as a condition to signing, that CompuDyne enter into a registration rights agreements with Lydall obligating CompuDyne to register the transferred shares upon demand of Lydall two years following the date of the Agreement or in a "piggyback registration" at any time upon the proposed registration by CompuDyne of its stock. In order to induce CompuDyne to enter into such agreement, Corcap agreed to issue an option (the "Option") to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock at an exercise price of $.01 per share exercisable immediately for a period of two years under a Stock Transfer Agreement, dated as of March 25, 1996, between Corcap and CompuDyne (the "Option Agreement").

Concurrent with the execution of the Settlement Agreement, Corcap and certain directors and former officers of Corcap, Messrs. Millard H. Pryor, Jr. and David W. Clark, Jr., entered into an agreement whereby Messrs. Pryor and Clark forgave an accrued obligation for compensation in the amount of $328 thousand, which has been recognized as income from discontinued operations.

As a result of this settlement, in which Corcap's carrying value of its CompuDyne Common Stock was zero, Corcap recognized a gain on this settlement of debt of $881 thousand in March 1996.


PENSION PLANS
 ..............
On September 15, 1995 Corcap contributed 224,000 shares of CompuDyne Common Stock to satisfy Corcap's minimum funding obligations for the 1992, 1993, and 1994 Plan Years of its employees pension plans: Plan 1A and Plan 6B under Section 412 of the Internal Revenue Code of 1986, as amended (the "Code"). The Constituent Plans comprise, and are administered through a single trust: the Corcap, Inc. Pooled Pension Investment Trust (the "Trust"). Corcap contributed 143,600 shares of CompuDyne Common Stock to Plan 1A and 80,400 shares of CompuDyne Common Stock to Plan 6B. The making of such contributions in property may constitute a "prohibited transaction" within the meaning of Section 4975 of the Code and Section 406 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Corcap filed an application with the Department of Labor ("DoL") seeking Prohibited Transaction Exemptions with respect to the transfer of the Shares of Common Stock to each of the respective Plans conditional upon the DoL granting the relief sought under the Prohibited Transaction Exemption application. On January 25, 1996 the DoL informed the Company that the application was denied. A further conversation with the DoL reopened the application and with the submission of additional supporting information, it is now expected to be approved. In the event that DoL does not grant relief sought under the application for the Prohibited Transaction Exemption, the Trustee of the Constituents Plans will promptly return the shares to Corcap. The agreement of the PBGC to settle the pension plans' underfunding liability will include the additional 224,000 CompuDyne shares if the DoL does not approve the application.

In March 1996, in anticipation of termination of the Corcap Pension Plan 1A and the Corcap Pension Plan 6B (collectively the "Plans"), the PBGC and Corcap reached a preliminary agreement whereby the PBGC agreed to accept an additional 188,660 shares of CompuDyne Common Stock in satisfaction of the Plans' underfunding liabilities to the PBGC. The agreement is subject to final documentation and signature, which is expected to be completed in May, 1996. As a result of the settlement, Corcap may recognize a gain in the amount of $531 thousand during the second quarter of fiscal year 1996.


RELATED PARTY TRANSACTIONS
 ..........................
CompuDyne provides corporate services to Corcap for which it charged $0 a month for the first quarter of 1996 and 1995.
Corcap's residual outstanding debt to CompuDyne was $73 thousand as of March 31, 1996 compared with $5 thousand as of March 31, 1995.

During February 1996, Corcap sold 18,000 shares of CompuDyne Common Stock under Rule 144 of the Securities Act of 1933.

On August 21, 1995, Corcap purchased 150,000 shares of CompuDyne Common Stock for $.40 per share in accordance with the terms of a Warrant issued by CompuDyne to Corcap on March 10, 1993 and amended as of April 1, 1995 and August 15, 1995. In payment of the purchase price of the Warrant Shares, Corcap executed a promissory note for $60 thousand payable to CompuDyne, which is included in net non-current liabilities of discontinued operations at December 31, 1995 in the consolidated balance sheet. The Corcap Promissory Note bears interest on the unpaid principal at the annual rate of eight percent (8%). Payment of the unpaid principal of the Corcap promissory note and of all accrued and unpaid interest thereon is due on August 21, 2000.

As a result of the sale of the 18,000 shares by Corcap pursuant to Rule 144 under the 1933 Act, the transfer of 120,000 shares to Lydall and the granting of 16,666 options to CompuDyne, Corcap's ownership of CompuDyne Common Stock decreased from 24.7% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1995 to 17.1% as of March 31, 1996, and, after assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to Messrs. Roenigk and Markowitz, which shares are convertible by the holder into 1,260,460 shares of CompuDyne Commons Stock, (ii) the conversion of $400 thousand principal amount of Convertible Notes to Messrs. Roenigk and Markowitz, which promissory notes are convertible by the holders into 266,667 shares of CompuDyne Common Stock, (iii) the exercise of the Roenigk Option to purchase 200,000 shares of CompuDyne Common Stock at an exercise price of $1.50 per share, (iv) the purchase of up to an additional 56,250 shares of CompuDyne Common Stock on August 1, 1996 pursuant to Stock Purchase Agreements dated August 1, 1993, between CompuDyne and certain members of CompuDyne management assuming certain conditions are met, (v) the exercise of stock options for 25,000 and 16,290 shares of CompuDyne Common Stock issued to a certain officer and key employees of MicroAssembly, respectively, and (vi) the exercise by CompuDyne of its options to purchase 16,666 shares of CompuDyne Common Stock from Corcap, Corcap's ownership would be decreased to 8.5% on a fully diluted basis.


CONTINGENT LIABILITIES
 ......................
Corcap no longer has any long term operating leases.

During the third quarter of 1991, a wholly-owned subsidiary of Corcap received notification that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaboard Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the North Carolina Department of Environment, Health and Natural Resources indicates that, during the fall of 1986 and early 1987, a subsidiary of Lydall, which was part of its Elastomer Products Group, may have shipped approximately
 .0001016% of the aggregate waste material located at the site. In connection with the spinoff of Corcap from Lydall on July 1, 1988, Corcap succeeded to the businesses and operations that were formerly conducted by the Elastomer Products Group of Lydall, and Corcap agreed to indemnify Lydall with respect to liabilities arising out of the conduct of the elastomer products business prior to the spinoff. During the third quarter of 1994 Corcap received a pro-rata invoice from the consulting engineer for the site for approximately $500. In March 1996, Corcap received a final settlement offer from the engineers for $5 thousand.

Certain retirees of the Dayville plant had received voluntary medical and life insurance payments from Corcap which ceased in 1991 when Corcap was unable to continue to make these payments. The retirees retained counsel and made a claim against the Company asserting that the Company was liable for the medical insurance payments as well as certain life insurance claims. The Company denied the claim that it was liable since it made voluntary payments. In February 1996, the Company reached an agreement with counsel and the Union for certain retirees of the Dayville plant to transfer 22,500 shares of CompuDyne Common Stock to the retirees upon the signing of the settlement agreement. The final settlement agreement was signed on April 26, 1996. The settlement will result in no gain or loss.

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


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
 .....................
Corcap had net income for the 1996 first quarter of $1.223 million compared with loss of $124 thousand for the quarter ended March 31, 1995. The net income for the first quarter which is all from discontinued operations, was attributable to the Settlement Agreement with Lydall which resulted in a gain on sale of securities of $881 thousand and the waiver of accrued salaries from former officers of $328 thousand. Other gains on sale of securities which were offset by operating costs resulted in $20 thousand income. The loss for the 1995 first quarter was primarily attributable to the consolidation of CompuDyne, which lost $106 thousand. Although Quanta Systems Corporation earned $116 thousand for the quarter, this was offset by Data Control Systems, which lost $52 thousand, and Corporate costs of $42 thousand. The significant loss, however, was incurred by the discontinued Suntec division, which lost $128 thousand.

Net sales from continuing operations in the first quarter of 1995 were $2.0 million and reflected the consolidation of CompuDyne. Gross margin for the first quarter of 1995 was $274 thousand. Selling, general and administrative expense were $240 thousand. Research and development costs were $5 thousand. CompuDyne's net interest expense for the 1995 first quarter was $7 thousand. Other income was $7 thousand for the 1995 first quarter. For further detailed analysis of CompuDyne Corporation's operations refer to CompuDyne's Form 10-K for 1995 and its Form 10-Q for the quarter ended March 31, 1996.

FINANCIAL CONDITION

At the end of the 1995 first quarter Corcap's consolidated working capital deficiency was $457 thousand from discontinued operations compared with a deficiency of $1.681 million at December 31, 1995. The $1.2 million decrease was due to the Settlement Agreement with Lydall of $881 thousand and the waiver of accrued salaries from former officers of $328 thousand.

Corcap's Continued Existence
 ............................
Due to the disposition of assets in 1990 and 1991 and 1995, Corcap's remaining assets are its investment in CompuDyne Corporation and
Fabrilock, Inc.  CompuDyne is not currently paying dividends and does not
expect to in the near future.   Consequently, Corcap does not have any
revenue or cash flow.

As a result of no longer exercising control over CompuDyne and no longer consolidating its financial statements with CompuDyne, Corcap is deemed to be a "transient investment company" as provided in Rule 3a-2 under the Investment Company Act of 1940, as amended (the "1940 Act"). Since Corcap's only holdings are investment securities of entities it does not control, it would be deemed to be an investment company subject to the reporting, filing and operating requirements of the 1940 Act but for Rule 3a-2. Such rule provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possibly (in any event by the termination of such period of time), in a business other than that of an investment company. The Board of Directors is exploring the following in order to comply with Rule 3a-2 by the one year deadline, or August 21, 1996:

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


Part II.  OTHER INFORMATION
 ...........................

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Reports on Form 8-K
         Form 8-K Reporting the change of auditors filed on January 5, 1996.
         Form 8-K Reporting the settlement agreement with Lydall
         Inc. and stock option agreement with CompuDyne Corporation filed on April 3, 1996.


SIGNATURE
 .........
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CORCAP, INC.




Date:  May 14, 1996                      /s/ I. Elaine Chen
                                         ..................
                                         I. Elaine Chen
                                         (Chief Accounting Officer)