Form 10-Q
period 1996-06-30
CORCAP INC
filed 1996-08-15
CIK 835176

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1996           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


     For the transition period from to

Commission File Number                     1-09964


                                   Corcap, Inc.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)


                         Nevada                            06-1237135
             ------------------------------           ------------------
             State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization           Identification No.)


        120 Union Street, Willimantic, Connecticut          06226
        ------------------------------------------     -----------------
         (Address of principal executive offices)         Zip Code)


                                 (860) 456-4187
               --------------------------------------------------
               Registrant's telephone number, including area code




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X            No


As of August 14, 1996, a total of 3,375,726 shares of Common Stock, $.01 par value, were outstanding.




                                CORCAP, INC.

                                  INDEX

                                                          Page No.


Part I.  Financial Information


  Item 1. Financial Statements


Consolidated Balance Sheets -
 June 30, 1996 (unaudited) and December 31, 1995              3


Consolidated Statements of Operations -
 Three Months and Six Months Ended June 30, 1996
 and 1995 (unaudited)                                         4


Consolidated Statements of Cash Flows -
 Six Months Ended June 30, 1996 and 1995 (unaudited)          5


Notes to Consolidated Financial Statements                    6-9


Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations          10


Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                     11

Signature                                                    12

- ------------------------------------------------------------------------


                            CORCAP, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)

                                                 June 30,   December 31,
                                                   1996         1995
                                                 ---------- ------------
                                                (Unaudited)

ASSETS

Net non-current assets of discontinued
 operations                                     $      79   $       -
                                                 --------    --------
      Total Assets                              $      79   $       -
                                                 ========    ========




LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Net current liabilities of discontinued
  operations                                    $     270   $   1,681
                                                 --------    --------
     Total Current Liabilities                        270       1,681

Net non-current liabilities of
 discontinued operations                                -         265
                                                 --------    --------
     Total Liabilities                                270       1,946


STOCKHOLDERS  DEFICIT

Common stock                                           33          29
Capital in excess of par                              269         269
Minimum pension liability                               -        (888)
Accumulated deficit                               (25,526)    (26,389)
                                                   ------      ------
                                                  (25,224)    (26,979)
Contributed capital                                25,033      25,033
                                                   ------      ------
      Total Stockholders' Equity                     (191)     (1,946)
                                                 --------      ------
      Total Liabilities and Stockholders'
       Equity (Deficit)                         $      79   $       -
                                                 ========    ========

See Accompanying Notes to Consolidated Financial Statements (unaudited).

- ------------------------------------------------------------------------

                            CORCAP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data )
                                   (Unaudited)


                                 Three Months Ended    Six Months Ended

                                       June 30,            June 30,
                                   1996       1995      1996        1995
                                 ------------------    -----------------

Net sales                        $     -   $  2,568    $     -  $  4,614
Cost of Sales                          -      2,221          -     3,993
                                  ------    -------     ------   -------
     Gross margin                      -        347          -       621

Selling, general and adminis-
 trative expenses                      -        269          -       514
                                 -------    -------     ------   -------
     Operating income (loss)           -         78          -       107

Other income (expense):
  Interest expense, net                -         (3)         -       (10)
  Other income (expense), net          -        (19)         -       (12)
                                 -------    -------     ------    ------

     Total other income
      (expense), net                   -        (22)        -        (22)

Income (loss) from continuing
 operations                            -         56         -         85
Income tax expense                     -          -         -          -
                                 -------    -------    ------     ------
Income (loss) from continuing
 operations                            -         56         -         85

Discontinued operations:
  CompuDyne (loss) from dis-
   continued operations                -        (92)        -       (227)
Corcap income (loss) from
 operations net of tax benefit       529        (26)    1,752        (45)
                                 -------    -------    ------     -------
Net Income (loss)               $    529   $    (62)  $ 1,752   $   (187)
                                 =======    =======    ======    =======

Weighted average common shares     3,376      2,926     3,076      2,926
                                 =======    =======    ======    =======
Net income (loss) per common
 share:
  Continuing operations         $      -   $    .02   $     -   $    .03
  Discontinued operations            .16       (.04)      .57       (.09)
                                 -------    -------    ------    -------
     Net income (loss)
      per share                 $    .16   $   (.02)  $   .57   $   (.06)
                                 =======    =======    ======    =======



See Accompanying Notes to Consolidated Condensed Financial Statements
(unaudited).

- ------------------------------------------------------------------------

                         CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)
                                                  Six Months Ended
                                                       June 30,
                                                1996           1995
                                                -------     -------
Cash flows provided by (used for)
 operating activities:

Income (loss) from continuing
 operations                                     $      -    $     85
Depreciation and amortization                          -           -

Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable                                          -        (611)
  (Increase) decrease in accounts
   receivable related parties                          -          (8)
  Increase in prepaid expenses                         -         (52)
  (Increase) decrease in inventories                   -        (156)
  Decrease in accounts payable and other
   accrued liabilities                                 -         686
                                                 -------     -------

Net cash provided (used) by continuing
 operations                                            -         (56)
                                                 -------     -------

Income (loss) from discontinued
 operations CompuDyne                                  -         (227)
  Income (loss) from discontinued operations       1,752          (45)
  Increase (decrease) in net non-current
   assets of discontinued operations                 (80)           -
  Increase (decrease) in net current
   liabilities of discontinued operations         (1,410)          37
  Increase (decrease) in net current assets
   of discontinued operations                          -          110
  Increase (decrease) in net non-current
   liabilities of discontinued operations           (267)           -
                                                 -------      -------
Net cash flows provided (used) by
 discontinued operations                              (5)        (125)
                                                 -------      -------

Net cash provided (used) by operating
 activities                                            -         (181)
                                                 -------      -------
Cash flows from investing activities:
  Additions to property, plant and equipment           -           (4)
                                                 -------      -------
Net cash used for investing activities                 -           (4)
                                                 -------      -------

Cash flows from financing activities:
  Issuance of common stock                             5            -
  Increase in short term debt                          -           48
                                                 -------      -------
Net cash provided by (used for)
 financing activities                                  5           48
                                                 -------      -------
Net change in cash                                     -         (137)
Cash and cash equivalents at beginning
 of period                                             -          176
                                                 -------      -------
Cash and cash equivalents at end of period      $      -     $     39
                                                 =======      =======
Supplemental Schedule of Cash Flow
 Information:
  Cash paid during the period for:
     Interest                                   $      -     $     10
     Income taxes                                      -            -



See Accompanying Notes to Consolidated Condensed Financial Statements
(unaudited).





                         CORCAP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES
- -------------------------------
Basis of presentation. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited accompanying consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

Principles of Consolidation. All financial information for all interim periods presented is unaudited. The financial statements include the accounts of Corcap, its wholly owned subsidiaries, and its investment in CompuDyne Corporation ("CompuDyne") for the quarter ended June 30, 1996. As of July 1, 1995, Corcap accounted for its investment in CompuDyne by the equity method of accounting as a result of the reduction in the investment Corcap had in CompuDyne. As of December 31, 1995, Corcap held 24.7% of CompuDyne Common Stock. As of June 30, 1996, Corcap held 5.4% and, on a fully diluted basis, 2.2%. Significant intercompany transactions have been eliminated in the consolidated financial statements for the second quarter ended June 30, 1995. The management of Corcap believes that all adjustments necessary to present a fair statement of the results for the periods have been included. On August 21, 1995 Quanta Systems Corporation, a wholly owned subsidiary of CompuDyne, transferred all of the assets and liabilities of its Suntec division to Suntec Service Corporation, which was sold to Norman Silberdick, CompuDyne's Chairman, President, CEO and Director. As a result of the sale of Suntec, the balance sheet and statement of operations for Corcap have been restated to reflect the treatment of Suntec as a discontinued operation for the three months and six months ended June 30, 1995. The effect of consolidating CompuDyne with Corcap was to report CompuDyne's net sales from continuing operations, which totals $4.6 million for the six months ended June 30, 1995.

Income taxes. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for the Income Taxes". Under SFAS 109 deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The adoption of SFAS 109 had no impact on operations for any of the periods presented.

Net income (loss) per common share. Net income (loss) per common share is based on the weighted average of common shares outstanding during the period, including the effect of common stock equivalents and stock awards where such effect would be dilutive.

BUSINESS SEGMENTS
- -----------------
Financial information for Corcap and CompuDyne on a separate company basis, excluding the elimination of adjustments made in consolidation, is as follows:

Discontinued Operations
- -----------------------
Corcap - Formerly operated an elastomer products business.

The results of Corcap are accounted for as discontinued operations in the Balance Sheet and the Consolidated Statements of Operation in the financial statements due to the divestment of the Acadia segment on July 1, 1991. Financial results for periods prior to the date of discontinuance have been restated. Net current liabilities and net non-current assets of discontinued operations at June 30, 1996 and December 31, 1995 consisted of the following:

Corcap
- ------
                                                   June 30,  December 31,
                                                     1996      1995
- ------------------------------------------------------------------------
($ Thousands)

Investment                                         $   139    $    139
Notes payable due after one year                       (60)        (60)
Net current liabilities                               (270)     (1,681)
Deferred pension liability                               -        (344)
                                                    ------     -------
             Total                                    (191)     (1,946)

Net non-current liabilities of discontinued
 operations                                        $     -    $    265



For the Six Months ended June 30                      1996       1995
- ------------------------------------------------------------------------
(Thousands)

Net Sales                                          $     -    $      -

Gross Margin                                             -           -

Net income (loss) from discontinued operations     $ 1,752    $   (187)

CompuDyne - For the quarter ended June 30, 1995 CompuDyne operated an electronics and engineering services business.



For the Six months ended June 30                      1996        1995
- ------------------------------------------------------------------------
($ Thousands)

Net Sales                                          $      -   $  4,614

Gross Margin                                              -        621
                                                    -------    -------
Net income (loss) from:
          Continuing operations                           -         85
                                                    -------    -------
Net income (loss)                                  $      -   $     85



PENSION PLANS
- -------------
On September 15, 1995 Corcap contributed 224,000 shares of CompuDyne Common Stock to satisfy Corcap's minimum funding obligations for the 1992, 1993 and 1994 Plan Years of its employees' pension plans: Plan 1A and Plan 6B under Section 412 of the Internal Revenue Code of 1986, as amended (the "Code"). The Constituent Plans comprise, and are administered through a single trust: the Corcap, Inc. Pooled Pension Investment Trust (the "Trust"). Corcap contributed 143,600 shares of CompuDyne Common Stock to Plan 1A and 80,400 shares of CompuDyne Common Stock to Plan 6B.

In March 1996, in anticipation of termination of the Corcap Pension Plan 1A and the Corcap Pension Plan 6B (collectively the "Plans"), the Pension Benefit Guaranty Corp. (the "PBGC") and Corcap reached an agreement whereby the PBGC accepted an additional 188,660 shares of CompuDyne Common Stock in satisfaction of the Plans' underfunding liabilities. The agreement was executed in May 1996 and resulted in a gain on the sale of CompuDyne shares of $532 thousand. The PBGC has taken possession of, and is now acting as Trustee and is administering, the Plans.

RELATED PARTY TRANSACTIONS
- --------------------------
CompuDyne provides corporate services to Corcap for which it charged $-0-a month for the second quarter of 1996 compared to $4 thousand a month during 1995.

Corcap's residual outstanding debt to CompuDyne was $72 thousand as of June 30, 1996 compared with $13 thousand as of June 30, 1995.

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

As a result of the sale of the 18,000 shares in February 1996 by Corcap pursuant to Rule 144 under the 1933 Act, the transfer of 120,000 shares to Lydall, Inc. ("Lydall") and the granting of 16,666 options to CompuDyne, the transfer of 188,660 shares to the PBGC and a settlement with the former employees for 22,500 shares of CompuDyne Common Stock, Corcap's ownership of CompuDyne Common Stock decreased from 24.7% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1995 to 5.4% as of June 30, 1996, and, after assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to Messrs. Roenigk and Markowitz, which shares are convertible by the holder into 1,260,460 shares of CompuDyne Common Stock, (ii) the conversion of $400 thousand principal amount of Convertible Notes to Messrs. Roenigk and Markowitz, which promissory notes are convertible by the holders into 266,667 shares of CompuDyne Common Stock, (iii) the exercise of the Roenigk Option to purchase 200,000 shares of CompuDyne Common Stock at an exercise price of $1.50 per share, (iv) the purchase of up to an additional 56,250 shares of CompuDyne Common Stock on August 1, 1996 pursuant to Stock Purchase Agreements dated August 1, 1993, between CompuDyne and certain members of CompuDyne management assuming certain conditions are met, (v) the exercise of stock options for 25,000 and 16,290 shares of CompuDyne Common Stock issued to a certain officer and key employees of MicroAssembly, respectively, and (vi) the exercise by CompuDyne of its options to purchase 16,666 shares of CompuDyne Common Stock from Corcap, Corcap's ownership would be decreased to 2.2% on a fully diluted basis.

On February 9, 1996, certain directors of Corcap, who were former officers and employees of Corcap, waived $328 thousand of accrued wages.

On March 25, 1996 the Board of Directors reduced the exercise price on outstanding options to purchase common stock of the Company under the Corcap, Inc. Non-Qualified Stock Option Agreement dated August 21, 1995 granted to Martin A. Roenigk and outstanding options under the Corcap, Inc. 1988 Stock Incentive Compensation Plan granted to a certain officer of the Company, to $.01 per share. The reduction in the exercise price reflects the current market price of the Company's common stock.

On May 23, 1996 Martin Roenigk exercised his options to purchase 450,000 shares of Corcap Common Stock at a price of $.01 per shares.

CONTINGENT LIABILITIES
- ----------------------
Corcap no longer has any long term operating leases. Rent expense under operating leases for CompuDyne for the six months ended June 30, 1995 was $200 thousand.

During the third quarter of 1991, a wholly-owned subsidiary of Corcap received notification that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaboard Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the North Carolina Department of Environment, Health and Natural Resources indicates that, during the fall of 1986 and early 1987, a subsidiary of Lydall, which was part of its Elastomer Products Group, may have shipped approximately
 .0001016% of the aggregate waste material located at the site. In connection with the spinoff of Corcap from Lydall on July 1, 1988, Corcap succeeded to the businesses and operations that were formerly conducted by the Elastomer Products Group of Lydall, and Corcap agreed to indemnify Lydall with respect to liabilities arising out of the conduct of the elastomer products business prior to the spinoff. During the third quarter of 1994 Corcap received a pro-rata invoice from the consulting engineer for the site for approximately $500. In March 1996, Corcap received a final settlement offer from the engineers for $5 thousand. However, it has chosen to make a continuing pro-rata payment of $10 in anticipation of a lower actual cost.

Certain retirees of the Dayville plant had received voluntary medical and life insurance payments from Corcap which ceased in 1991 when Corcap was unable to continue to make these payments. The retirees retained counsel and made a claim against the Company asserting that the Company was liable for the medical insurance payments as well as certain life insurance claims. The Company denied the claim that it was liable since it made voluntary payments. In February 1996 the Company reached an agreement with counsel and the Union for certain retirees of the Dayville plant to transfer 22,500 shares of CompuDyne Common Stock to the retirees upon the signing of the settlement agreement. The final settlement agreement was signed on April 26, 1996.

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

- ------------------------------------------------------------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
Corcap had net income for the 1996 second quarter of $529 thousand compared with loss of $62 thousand for the quarter ended June 30, 1995. The net income for the second quarter, which is all from discontinued operations, was attributable to the Settlement Agreement with PBGC which resulted in a gain on sale of securities of $532 thousand. Other gains on securities were offset by operating costs. The loss for the 1995 first quarter was primarily attributable to the consolidation of CompuDyne which earned $56 thousand from continuing operations and lost $92 thousand from discontinued operations. Although Quanta earned $152 thousand for the quarter, this was offset by Data Control Systems which lost $25 thousand and Corporate costs of $71 thousand. The significant loss, however, was incurred by the discontinued Suntec division, which lost $92 thousand.

Net sales from continuing operations in the second quarter of 1995 were $2.5 million and reflected the consolidation of CompuDyne. Gross margin for the first quarter of 1995 was $192 thousand. Selling, general and administrative expense were $235 thousand. Research and development costs were $34 thousand. CompuDyne's net interest expense for the 1995 second quarter was $3 thousand. Other expense was $19 thousand for the 1995 second quarter.

FINANCIAL CONDITION
- -------------------
At the end of the 1996 second quarter, Corcap's consolidated working capital deficiency was $271 thousand from discontinued operations compared with a deficiency of $1.681 million at December 31, 1995. The $1.4 million decrease was due to the Settlement Agreement with Lydall of $881 thousand, the waiver of accrued salaries from former officers of $328 thousand and the effect of the settlement with the PBGC of $193 thousand.

Corcap's Continued Existence
- ----------------------------
Due to the disposition of assets in 1990, 1991 and 1995, Corcap's remaining assets are its investment in CompuDyne Corporation and Fabrilock, Inc. CompuDyne is not paying dividends. Consequently, Corcap does not have any revenue or cash flow.

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

1.Liquidation of the Fabrilock and/or CompuDyne investments, with the proceeds to be reinvested in new operations.

2. The merger of Corcap with another company in a stock exchange.

3. Liquidation of Corcap, either voluntarily or through a Bankruptcy filing. If this option is adopted, it is unlikely that Corcap could afford the cost of a voluntary liquidation, including a special shareholder vote.

- -------------------------------------------------------------------------
Part II.  OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Reports on Form 8-K

None

- -------------------------------------------------------------------------
SIGNATURE
- ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CORCAP, INC.


Date:  August 14, 1996                          /s/ I. Elaine Chen
                                                ------------------
                                                    I. Elaine Chen
                                                (Chief Financial Officer)