Form 10-Q
period 1996-09-30
CORCAP INC
filed 1996-11-15
CIK 835176

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1996 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from    to

Commission File Number                1-09964

                                   Corcap, Inc.
               (Exact name of registrant as specified in its charter)


                    Nevada                           06-1237135
             ---------------------                -----------------
          State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization           Identification No.)


     120 Union Street, Willimantic, Connecticut        06226
     ------------------------------------------    -------------
      (Address of principal executive offices)       Zip Code)


                                     (860) 456-4187
                     --------------------------------------------
                Registrant's telephone number, including area code




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X            NO


As of November 14, 1996, a total of 3,375,726 shares of Common Stock, $.01 par value, were outstanding.





                                    CORCAP, INC.

                                      INDEX

                                                                Page No.





Part I.  Financial Information


  Item 1. Financial Statements

     Consolidated Balance Sheets -
     September 30, 1996 (unaudited) and December 31, 1995           3


     Consolidated Statements of Operations -
     Three Months and Nine Months Ended
      September 30, 1996 and 1995 (unaudited)                       4


     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1996 and 1995 (unaudited)      5


     Notes to Consolidated Financial Statements                     6-9


  Item 2. Management's Discussion and Analysis of

   Financial Condition and Results of Operations                    10-11


Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                          11

            Signature                                               12




















                       CORCAP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                              September 30,  December 31,
                                                  1996            1995
                                              -------------  ------------
                                               (Unaudited)
ASSETS

Net non-current assets of discontinued
 operations                                   $      79      $       -
                                               --------       --------
            Total Assets                      $      79      $       -
                                               ========       ========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Net current liabilities of
 discontinued operations                      $     289      $   1,681
                                               --------       --------
      Total Current Liabilities                     289          1,681

Non-current Liabilities:

Net non-current liabilities of
 discontinued operations                              -            265
                                               --------       --------
      Total Liabilities                             289          1,946

STOCKHOLDERS  DEFICIT

Common stock                                         33             29
Capital in excess of par                            269            269
Minimum pension liability                             -           (888)
Accumulated deficit                             (25,545)       (26,389)
                                               --------       --------
                                                (25,243)       (26,979)
Contributed capital                              25,033         25,033
                                               --------       --------
      Total Stockholders' Equity                   (210)        (1,946)
                                               --------       --------
      Total Liabilities and Stockholders'
       Equity (Deficit)                       $      79      $       -
                                               ========       ========

See Accompanying Notes to Consolidated Financial Statements (unaudited).









                       CORCAP, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Data)
                               (Unaudited)


                                   Three Months Ended  Nine Months Ended

                                       September 30,     September 30,
                                    -----------------  -----------------
                                      1996     1995      1996      1995
                                    -------   -------  -------   -------

Net sales                           $     -  $      -  $      -  $ 4,615
Cost of Sales                             -         -         -    3,993
                                     ------   -------   -------   -------
     Gross margin                         -         -         -      622

Selling, general and
 administrative expenses                  -         -         -      496
                                     ------   -------   -------   -------
     Operating income (loss)              -         -         -      126

Other income (expense):
  Interest expense, net                   -         -         -      (10)
  Other income (expense), net             -         -         -      (12)
                                     ------   -------   -------    ------
   Total other income
      (expense), net                      -         -         -      (22)
                                     ------   -------   -------    ------
Income (loss) from continuing
  operations                              -         -         -      104

Discontinued operations:
CompuDyne (loss) from discontinued
 operations                               -         -         -     (246)
Corcap income (loss) from
 operations net of tax benefit          (21)     (618)    1,731     (663)
                                     ------   -------    ------   -------
Net Income (loss)                   $   (21) $   (618)  $ 1,731  $  (805)
                                     ======   =======    ======   ======

Weighted average common shares        3,376     2,926     3,376    2,926
                                     ======   =======    ======   =======

Net income (loss) per common share:
  Continuing operations             $     -  $      -   $     -  $   .04
 Discontinued operations               (.01)     (.21)      .51     (.31)
                                     ------   -------    ------   ------
   Net income (loss) per share      $  (.01) $   (.21)  $   .51  $  (.27)

                                     ======   =======    ======   ======

See Accompanying Notes to Consolidated Condensed Financial Statements
(unaudited).







                          CORCAP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                    Nine Months Ended
                                                     September 30,
                                                      1996      1995
                                                    -------    -------

Cash flows provided by (used for)
  operating activities:

 Changes in assets and liabilities:
   Decrease in other net                            $      -   $   (163)
   Decrease in accounts receivables, net                   -      1,827
   Decrease in long term liabilities                       -       (432)
   Decrease in other assets                                -         37
   Decrease in inventories                                 -        514
   Decrease in accounts payable and
    other accrued liabilities                              -     (2,027)
                                                     -------    -------
Net cash provided (used) by
  continuing operations                                    -       (244)
                                                     -------    -------

Income (loss) from discontinued operations             1,732       (663)
Increase (decrease) in net non-current
 assets of discontinued operations                       (79)       (18)
  Increase (decrease) in net current liabilities
    of discontinued operations                        (1,392)       799
  Increase (decrease) in net non-current
    liabilities of discontinued operations               265          -
                                                     -------    -------
Net cash flows provided (used) by
 discontinued operations                                  (4)       118
                                                     -------    -------

Net cash provided (used) by operating activities           -       (126)
                                                     -------    -------
Cash flows from investing activities:
 Decrease in investment in CompuDyne                       -        (10)
 Deletions to property, plant and equipment                -         27
                                                     -------    -------
Net cash used for investing activities                     -         17
                                                     -------    -------
Cash flows from financing activities:
 Decrease in receivable from management                    -        (92)
 Issuance of common stock                                  4          -
                                                     -------    -------
Net cash provided by (used for) financing activities       4        (92)
                                                     -------    -------
Net change in cash                                         -       (202)
Cash and cash equivalents at beginning of period           -        202
                                                     -------    -------
Cash and cash equivalents at end of period          $      -   $      -
                                                     =======    =======

See Accompanying Notes to Consolidated Condensed Financial Statements
(unaudited).
                          CORCAP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES
-------------------------------
BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

PRINCIPLES OF CONSOLIDATION. All financial information for all interim periods presented is unaudited. The financial statements include the accounts of Corcap, its wholly owned subsidiaries, and its investment in CompuDyne Corporation ("CompuDyne") for the quarter ended September 30, 1996. As of July 1, 1995, Corcap began accounting for its investment in CompuDyne by the equity method of accounting as a result of the reduction in the investment Corcap had in CompuDyne. As of July 1, 1996, Corcap adopted the cost basis of accounting for its holdings in CompuDyne since its fully diluted interest in CompuDyne had declined to a relatively nominal level due to an acquisition and financing by CompuDyne. As of December 31, 1995, Corcap held 24.7% of CompuDyne Common Stock. As of September 30, 1996, Corcap held 3.4% and, on a fully diluted basis, 2.2%. The management of Corcap believes that all adjustments necessary to present a fair statement of the results for the periods have been included. On August 21, 1995 Quanta Systems Corporation, a wholly owned subsidiary of CompuDyne, transferred all of the assets and liabilities of its Suntec division to Suntec Service Corporation ("SSC"), which was sold to Norman Silberdick, CompuDyne's Chairman, President, CEO and Director. As a result of the sale of SSC, the balance sheet and statement of operations for Corcap have been restated to reflect the treatment of SSC as a discontinued operation for the three months and nine months ended September 30, 1995. The effect of consolidating CompuDyne with Corcap was to report CompuDyne's net sales from continuing operations, which totaled $4.6 million for the six months ended June 30, 1995.

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

BUSINESS SEGMENTS
-----------------
Financial information for Corcap and CompuDyne on a separate company basis, excluding the elimination of adjustments made in consolidation, is as follows:

Discontinued Operations
-----------------------
Corcap - Formerly operated an elastomer products business.

The results of Corcap are accounted for as discontinued operations in the Balance Sheet and the Consolidated Statements of Operation in the financial statements due to the divestment of the Acadia segment on July 1, 1991. Net current liabilities and net non-current assets of discontinued operations at September 30, 1996 and December 31, 1995 consisted of the following:

                                           September 30,  December 31,
                                               1996         1995
($ Thousands)

Investments (1)                            $     139      $     139
Notes payable due after one year                 (60)           (60)
Net current liabilities                         (289)        (1,681)
Deferred pension liability                         -           (344)
                                            --------       --------
             Total                              (210)        (1,946)

Less current portion                            (289)        (1,681)
                                            --------       --------
Net non-current assets (liabilities) of
 discontinued operations                   $      79      $    (265)

1. Investments include 97,7271 shares of CompuDyne common stock of which 27,000 are held in a remediation fund and may not be available to Corcap, and 18.8% of Fabrilock.

For the Three Months ended September 30       1996       1995
($ Thousands)

Net Sales                                     $     -    $      -

Gross Margin                                        -           -
                                               ------     -------
Net income (loss) from discontinued
  operations                                  $   (21)   $   (618)
                                               ======     =======
CompuDyne - CompuDyne operates an electronics and engineering services business. Corcap ceased consolidating CompuDyne results as of July 1, 1995, therefore, there are no CompuDyne results included in Corcap's third quarter 1995 or 1996 results.

PENSION PLANS
-------------
On September 15, 1995 Corcap contributed 224,000 shares of CompuDyne Common Stock to satisfy Corcap's minimum funding obligations for the 1992, 1993 and 1994 Plan Years of its employees' pension plans: Plan 1A and Plan 6B under Section 412 of the Internal Revenue Code of 1986, as amended (the "Code"). The Constituent Plans comprised, and were administered through a single trust: the Corcap, Inc. Pooled Pension Investment Trust (the "Trust"). Corcap contributed 143,600 shares of CompuDyne Common Stock to Plan 1A and 80,400 shares of CompuDyne Common Stock to Plan 6B.

In March 1996, in anticipation of termination of the Corcap Pension Plan 1A and the Corcap Pension Plan 6B (collectively the "Plans"), the Pension Benefit Guaranty Corp. (the "PBGC") and Corcap reached an agreement whereby the PBGC accepted an additional 188,660 shares of CompuDyne Common Stock in satisfaction of the Plans' remaining underfunding liabilities. The agreement was executed in May 1996 and resulted in a gain on the sale of CompuDyne shares of $532 thousand. The PBGC has taken possession of, and is now acting as Trustee and is administering, the Plans.

As a result of Corcap's failure to fund $35,553 to the pension plans on a timely basis, between December 1995 and June 1996 the IRS imposed penalties of $12,005. With added interest of $7,968, the $35,553 underfunded tax liability had grown to $55,526. In discussions with the IRS, Corcap believes that the IRS has now agreed to abate a substantial portion and perhaps all of these penalties with final notification expected by mid December.

RELATED PARTY TRANSACTIONS
--------------------------
CompuDyne provides limited corporate services to Corcap under an agreement reached in March 1996. Said obligation is limited to $1,000 per month through March 1998.

Corcap's residual outstanding debt to CompuDyne was $78 thousand as of September 30, 1996 compared with $72 thousand as of September 30, 1995.

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

As a result of the sale of 18,000 shares in February 1996 by Corcap pursuant to Rule 144 under the 1933 Act, the transfer of 120,000 shares to Lydall, Inc. ("Lydall") and the transfer of 188,660 shares to the PBGC, a settlement with former employees for 22,500 shares of CompuDyne Common Stock and CompuDyne's financial arrangements for its purchase of Shorrock Electronic Systems in July of 1996, Corcap's ownership of CompuDyne Common Stock decreased from 24.7% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1995 to 3.4% as of September 30, 1996, and, after assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to Messrs. Roenigk and Markowitz, which shares are convertible by the holder into 1,260,460 shares of CompuDyne Common Stock, (ii) the exercise of the Roenigk Option to purchase 200,000 shares of CompuDyne Common Stock at an exercise price of $1.50 per share, (iii) the exercise of non-employee director stock options for a cumulative total of 1,050 shares of CompuDyne Common Stock issued to David W. Clark, Jr., Alan Markowitz and Millard H. Pryor, Jr. at an exercise price of $1.625 per share, (iv) the exercise of stock options for 26,000, 28,000 and 120,000 shares of CompuDyne Common Stock issued to key employees of Quanta Systems, MicroAssembly and Quanta SecurSystems, respectively, and (v) the exercise by CompuDyne of its options to purchase 16,666 shares of CompuDyne Common Stock from Corcap, Corcap's ownership would be decreased to 1.8% on a fully diluted basis.

On February 9, 1996, certain directors of Corcap, who were former officers and employees of Corcap, waived $328 thousand of accrued wages.

On March 25, 1996 the Board of Directors reduced the exercise price on outstanding options to purchase common stock of the Company under the Corcap, Inc. Non-Qualified Stock Option Agreement dated August 21, 1995 granted to Martin A. Roenigk and outstanding options under the Corcap, Inc. 1988 Stock Incentive Compensation Plan granted to a certain officer of the Company, to $.01 per share. The reduction in the exercise price reflects the current market price of the Company's common stock, as well as substantial progress by said individual towards stabilizing the company's financial position.

On May 23, 1996 Martin Roenigk exercised his options to purchase 450,000 shares of Corcap Common Stock at a price of $.01 per shares.

CONTINGENT LIABILITIES
----------------------
Corcap no longer has any long term operating leases.

During the third quarter of 1991, a wholly-owned subsidiary of Corcap received notification that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaboard Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the North Carolina Department of Environment, Health and Natural Resources indicates that, during the fall of 1986 and early 1987, a subsidiary of Lydall, which was part of its Elastomer Products Group, may have shipped approximately
 .0001016% of the aggregate waste material located at the site. In connection with the spinoff of Corcap from Lydall on July 1, 1988, Corcap succeeded to the businesses and operations that were formerly conducted by the Elastomer Products Group of Lydall, and Corcap agreed to indemnify Lydall with respect to liabilities arising out of the conduct of the elastomer products business prior to the spinoff. During the third quarter of 1994 Corcap received a pro-rata invoice from the consulting engineer for the site for approximately $500. In March 1996, Corcap received a diminimus party settlement offer from the engineers for $5 thousand. However, it has chosen to make a continuing pro-rata payment of $10 in anticipation of a lower actual cost.

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

Corcap Midwest, Inc., a subsidiary of Corcap, Inc., is a defendant in a lawsuit in federal court in Indiana, entitled American Motorists Insurance Co., et al. v. Lydall, Inc., et al., involving alleged environmental liabilities related to a Superfund site in Indiana. The complaint alleges that hazardous substances disposed of at the site were generated by a plant in Paltier, Indiana, which at various times was operated by the defendants named in the action, or by the defendants' subsidiaries and predecessors. The named plaintiffs are insurance companies that claim to be subrogated to the rights of Lyon Metal Products, Inc., the company that in 1978 purchased the Paltier plant and the entity that operated it. Corcap Midwest, Inc. has appeared and filed an answer asserting defenses. No claim or demand has ben made of Corcap Midwest by any governmental agency or authority in connection with the operation of the Paltier Plant. To date no specific demand has been made of Corcap Midwest by the plaintiffs in the pending lawsuit. The plaintiffs' claimed damages are not yet known. Corcap Midwest would be liable, if at all, for a proportional share of those damages reflecting equitable allocation of responsibility among all parties. The financial consequences of this lawsuit to the Company, therefore, are not known and cannot be reasonably estimated at this early stage of the litigation.



              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Corcap had a net loss from discontinued operations for the 1996 third quarter of $21 thousand compared with a loss of $618 thousand for the quarter ended September 30, 1995. The 1996 quarter reflects normal operating expenses with no offsetting revenue. The 1995 quarter reflected a series of unusual items: Corcap sold its investment in the Dayville property to Fabrilock, Inc. in exchange for 20% of its issued and outstanding stock, as a result of the sale, Corcap absorbed a loss on the disposal of the Dayville property of $937 thousand, which was reduced by the elimination of the environmental reserve of $248 thousand and gains on sale of CompuDyne common stock of $467 thousand related to pension contributions; Corcap also recorded a tax expense of $382 thousand from Lydall. Both quarters reflect the cessation of consolidation with Compudyne due to the reduction in Corcap's shareholdings in CompuDyne to a nominal amount.





FINANCIAL CONDITION
-------------------
At the end of the 1996 third quarter, Corcap's consolidated working capital deficiency was $271 thousand from discontinued operations compared with a deficiency of $1.681 million at December 31, 1995. The $1.4 million decrease was due to the Settlement Agreement with Lydall of $881 thousand, the waiver of accrued salaries from former officers of $328 thousand and the effect of the settlement with the PBGC of $193 thousand.

Corcap's Continued Existence
----------------------------
Due to the disposition of assets in 1990, 1991 and 1995, Corcap's remaining assets are its investments in CompuDyne Corporation and Fabrilock, Inc. Neither Fabrilock nor CompuDyne are now paying dividends. Consequently, Corcap does not have any revenue or cash flow.

As a result of no longer exercising control over CompuDyne and no longer consolidating its financial statements with CompuDyne, Corcap is deemed to be a "transient investment company" as provided in Rule 3a-2 under the Investment Company Act of 1940, as amended (the "1940 Act"). Since Corcap's only holdings are investment securities of entities it does not control, it would be deemed to be an investment company subject to the reporting, filing and operating requirements of the 1940 Act but for Rule 3a-2. Such rule provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possibly (in any event by the termination of such period of time), in a business other than that of an investment company. The Board of Directors explored the following in order to attempt to comply with Rule 3a-2 by the one year deadline, or August 21, 1996:

1. Liquidation of the Fabrilock and/or CompuDyne investments, with the proceeds to be reinvested in new operations.

2. The merger of Corcap with another company in an exchange of stock.

3. Liquidation of Corcap, either voluntarily or through a Bankruptcy filing. If this option is adopted, it is unlikely that Corcap could afford the cost of a voluntary liquidation, including a special shareholder vote.

Corcap was not able to execute any of the proposed actions prior to the August 21, 1996 deadline. However, informal discussions with the SEC have led the company to conclude that it can continue to pursue one or more of these actions without adverse action by the SEC under the Investment Company Act, as long as the company is actively seeking a resolution of its investment company status. To this end the company has had a number of discussions on possible acquisitions or mergers, two of which are ongoing. The company has also reached a tentative agreement with Fabrilock to sell its investment in Fabrilock back to Fabrilock in exchange for $150 thousand in cash, a $50 thousand intermediate term note, and the release of CompuDyne common stock currently held by and obligated to a Dayville plant remediation fund. It is felt that such a transaction would facilitate an acquisition or merger. There is no assurance that the Fabrilock transaction or any acquisition or merger transaction will be consummated.


Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)     Reports on Form 8-K

          None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CORCAP, INC.




Date:  November 15, 1996                 /s/ I. Elaine Chen
                                         I. Elaine Chen
                                         Treasurer