Form 10QSB
period 2002-09-30
AUGUST FINANCIAL HOLDING CO INC
filed 2002-11-14
CIK 835176

SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

COMMISSION FILE NO. 100-09964

AUGUST FINANCIAL HOLDING COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	06-1237135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Lincoln Street, Boston, MA 02111
(Address of Principal Executive Offices)

(617) 542-8088
(Issuer’s Telephone Number)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

As of November 11, 2002, the registrant had 38,557 shares of common stock, $0.01 par value, issued and outstanding after giving effect to a hundred to one reverse stock split effective October 22, 2002.

Transitional small business disclosure format (check one):     Yes ☐     No ☒

AUGUST FINANCIAL HOLDING COMPANY, INC.

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES
(FORMERLY CORCAP, INC.)
Consolidated Balance Sheets
September 30, 2002 (unaudited) and December 31, 2001 (audited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash	$127,445	$447,819
Accounts receivable	336	—
Prepaid expenses	11,047	—
Funds held in escrow	7,500	—

Total current assets	146,328	447,819
Property and equipment	20,936	0
Deposits	2,896	0
Licenses	30,000	0

Total assets	$200,160	$447,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,536	$2,582
Accrued expenses	68,156	—
Commission income	455	—
Accrued Site Settlement	50,591	—

Total current liabilities	166,738	2,582

Stockholders’ Equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2002 or December 31, 2001	—	—
Common stock, $.01 par value 15,000,000 shares authorized, 3,855,726 and 3,375,726 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	38,557	33,757
Additional paid-in capital	25,302,002	25,302,002
Deficit	(25,307,137)	(24,890,522)

Total stockholders’ equity	33,422	445,237

Total liabilities and stockholders’ equity	$200,160	$447,819

The accompanying notes are an integral part of the financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES
(FORMERLY CORCAP, INC.)
Consolidated Statements of Operations and Deficit

For the Three Months Ended September 30, 2002 and 2001 and for the Nine Months Ended September 30, 2002 and 2001 (unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Operating revenue	$21		$—	$21		$—

Operating expenses:
Salaries and benefits	74,621		—	89,774		—
Occupancy	9,304		—	15,326		—
Legal fees	26,060		2,048	85,021		5,621
Accounting fees	3,000		1,200	16,700		16,099
Consultants	13,985		—	58,815		215
Filing Fees	6,193		—	10,587		360
Depreciation	1,929		—	3,074		—
Director fees and expenses	10,729		—	18,496		292
Transfer agent and shareholder relations	2,118		884	9,808		2,461
Network and Website	5,574		—	8,182		—
Telephone	3,030		—	5,036		—
Software	500		—	4,502		—
Annual meeting	—		—	27,426		—
Site settlement	—		—	50,591		—
Miscellaneous	5,200		19	17,552		73

Total operating expenses	162,243		4,151	420,890		25,121

Interest income	1,079		3,796	4,254		14,489

Net operating income (loss)	(161,143)		(355)	(416,615)		(10,632)
Deficit, beginning	(25,145,994)		(24,888,389)	(24,890,522)		(24,878,111)

Deficit, ending	$(25,307,137)		$(24,888,743)	$(25,307,137)		$(24,888,743)

Basic loss per common share	$(0.05)	$	*	$(0.12)	$	*

Weighted average common shares outstanding	3,474,856		3,375,726	3,409,011		3,375,726

* Less than $.01

The accompanying notes are an integral part of the financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES
(FORMERLY CORCAP, INC.)
Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2002 (unaudited) and The Years Ended December 31, 2001 and 2000 (audited)

	Common Stock	Additional Paid in Capital	Deficit	Total
Balance, December 31, 1999	$33,757	$25,302,002	$(24,936,933)	$398,826
Net income, December 31, 2000	—	—	58,822	58,822

Balance, December 31, 2000	33,757	25,302,002	(24,878,111)	457,648
Net loss, December 31, 2001	—	—	(12,411)	(12,411)

Balance, December 31, 2001	33,757	25,302,002	(24,890,522)	445,237

Stock Issued, September 12, 2002	4,800	—	—	4,800
Net loss, September 30, 2002	—	—	(416,615)	(416,615)

Balance, September 30, 2002	$38,557	$25,302,002	$(25,307,137)	$33,422

The accompanying notes are an integral part of the financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES
(FORMERLY CORCAP, INC.)
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001
(unaudited)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Cash flows from operating activities:	$(416,615)	$(10,632)

Net loss
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	3,074	—
Issuance of stock for Directors Compensation	4,800
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(336)	—
Prepaid expenses and funds held in escrow	(18,547)	—
Deposits	(2,896)	—
Accounts payable	44,953	—
Accrued expenses	68,156	—
Accrued Site setttlement	50,591	—
Deferred income	455	—

Net cash used in operating activities	(266,365)	(10,632)

Cash flows provided by investing activities:
Purchase of property and equipment	(24,009)	—
Purchase of License	(30,000)	—

Net cash used in investing activities	(54,009)	—

Net increase (decrease) in cash	(320,374)	(10,632)

Cash, beginning of the period	447,819	460,230

Cash, end of the period	$127,445	$449,598

The accompanying notes are an integral part of the financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

Note 1—Organization and Business:

The Company was in the elastomer products business and previously operated under the name Corcap, Inc. From 1991 until April 1, 2002, the Company and its related subsidiaries had effectively ceased operations and its only asset was CompuDyne Corporation common stock, which the Company sold in 2000. At its May 8, 2002 annual stockholders’ meeting, Corcap, Inc. changed its name to August Financial Holding Company, Inc. (“AFHC” or the “Company”) and moved its headquarters to 150 Lincoln Street, Boston, MA. During 2002, the Company formed two wholly owned subsidiaries, August Financial Advisors, Inc. (“AFA”) which provides portfolio management and financial advisory services, and August Insurance Agency, Inc. (“AIA”) which provides all types of personal and commercial insurance. In addition, on September 24, 2002, the Company purchased the insurance license (the “License”) and the customer base of another insurance agency. As of September 30, 2002 the purchase of the customer base was still pending, due to approvals required from a Massachusetts regulatory agency. See Footnote 4-Issuance of Stock and Stock Awards and Footnote 5-Subsequent Events.

The accompaning unaudited consolidated financials statements of AFHC have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim statements. These consolidated financial statements do not include all information and notes required by GAAP for complete financial statements and should be read in conjunction with the 2001 audited financial statements and notes thereto included in the Company’s filing on Form 10-SB12G/A filed on July 25, 2002. The consolidated financial information furnished reflects all adjustments consisting of normal recurring accruals which are in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the periods presented.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated in the consolidated financial statements.

Uses of Estimates

Certain estimates used by management are susceptible to significant changes in the economic environment. Any such changes could result in the determination of amounts different from those reported in the financial statements. Management believes that the estimates used are adequate based on the information currently available.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of the related lease terms or their estimated useful lives.

Deferred Income

Deferred income arises from commissions earned on written insurance policies. If during the term of the policy, the policy is cancelled by the policy holder, the related commission income, pro rated, must be returned by the Company to the insurance carrier. No insurance policy exceeds a one year term.

Income Taxes

The consolidated financial statements for the three and nine months ended September 30, 2002 do not include a tax provision due to the net operating losses sustained. The Company and its subsidiaries will file a consolidated tax return. The Company has a net operating loss carry-forward of approximately $3,700,000 as of December 31, 2001. No deferred tax asset has been recorded as the Company had not demonstrated sustained profitable operations to utilize this benefit arising from the net operating loss carryforward.

Earnings (Loss) Per Common Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during each period presented. There is no computation of diluted earnings per share since the impact of these would be anti-dilutive.

Note 3—Contingency:

The Company has been negotiating the settlement of certain environmental claims relating to remediation of the Waste, Inc. landfill superfund site in Michigan City, Indiana (“the Site”). Those claims arise out of the alleged disposal at the Site of waste generated at an Indiana manufacturing facility formerly operated by a corporate predecessor of the Company. The Company no longer has any involvement with the predecessor entity or with the facility in question, but remains potentially liable, along with several other current and former owners and operators, based on past relationships.

Earlier this year, the Company agreed with the two other entities that formerly operated the Indiana facility on a settlement proposal that would have effectively resolved their potential liability in relation to the Site. The Company would have contributed $50,591 toward the settlement total. This proposal was submitted earlier this year to the members of the Waste, Inc. RD/RA Group, which is composed of entities responsible for Site remediation.

These claims have not yet been finally resolved. The Company’s counsel and management expect, but cannot be certain, that the alleged liability will be settled for the amount recorded under the balance sheet caption Accrued Site Settlement.

Note 4—Issuance of Stock and Stock Awards

On September 12, 2002, the Company issued 480,000 shares (pre-split basis) of its $.01 par value common stock to current and former members of its Board of Directors, and to one former executive of the Company. The shares were issued for past services. The shares are not registered under the Securities Act of 1933.

During various times throughout the nine months ended September 30, 2002, the Company’s Compensation Committee has granted the right to receive Company common stock to certain executives and management of the Company and its subsidiaries. These conditional grants are contingent on the achievement of certain performance goals and/or minimum lengths of service and total 14,475,000 shares of Company common stock (pre-split basis). To date, no stock has been issued as the performance goals and/or length of service contingencies have not been met. Stock will only be issued once the contingencies have been met. Therefore, no compensation expense has been recognized to date.

On September 24, 2002, AIA executed an agreement to purchase the insurance license and related customer base of the C.H.U. Insurance Agency (“Seller”). The License was purchased for cash totaling $30,000, which was paid on September 24, 2002. The purchase price of the customer base consists of: (1) $15,000 in cash, payable in two equal installments of $7,500 each; and (2) 75,000 shares (pre-split basis) of Company Common Stock, valued at $.20 per share, issuable in two equal installments of 37, 500 shares each (pre-split basis).

The first cash payment of $7,500 is currently being held in escrow and will be payable to the Seller following the Company’s receipt of a required consent from the Commonwealth Automobile Reinsurers Agency, a Massachusetts regulatory agency (the “C.A.R. Agency”). As of September 30, 2002, the C.A.R. Agency consent had not been received, and $7,500 representing the first cash payment remains in escrow. The second cash payment of $7,500 is payable to the Seller on September 24, 2003, if certain customer retention milestones are achieved. The first issuance of 37,500 shares (pre-split basis) will be issued to the Seller following the Company’s receipt of a required consent from the the C.A.R. Agency and is issuable by the end of 2002., The second issuance of shares is to occur on September 24, 2003, subject to certain customer retention milestones. The shares issuable to the Seller will not be registered under the Securitites Act of 1933. See Subsequent Event Footnote 5.

In addition, the Company is to issue 10,000 shares (pre-split basis) of its common stock to a consultant within one year of completing his assignment at the Company. The value of these services is $2,000. Since the consulting services had not been completed at September 30, 2002, no consulting expenses had been recorded.

Note 5—Subsequent Events

On October 22, 2002, a Special Stockholders’ Meeting of the Company was held to consider approval of a reverse stock split of one share of the Company common stock for every one hundred shares held. A quorum was reached, and the reverse stock split was approved by the stockholders at the Meeting. The effective date of the reverse split is October 22, 2002. There will be no fractional shares issued for this split, and the Company will purchase any fractional shares for cash in 2003.

The Company presently is attempting, on a best efforts basis, to sell 30,000 shares of its Series A Convertible Preferred Stock for $100 per share. This preferred stock has a 4% non-cumulative preferred dividend. Upon liquidation, dissolution or winding-up of the Company, the holders of such Preferred Stock will be entitled, after satisfaction of creditors, but before any distribution to the holders of the Common Stock, to receive the liquidation preference of such Preferred Stock, together with a sum equal to accrued and unpaid distributions, if any, provided, however, that the holders of such Preferred Stock shall be entitled to receive an amount per share as if they had converted such Preferred Stock to Common Stock, if such amount is greater than the liquidation preference. This Series A Convertible Preferred Stock is convertible into common at a rate of one preferred share to five hundred common shares (pre-split basis).

On October 28, 2002, the C.A.R. Agency approved the purchase of the insurance customer base by AIA. The $7,500 held in escrow is to be released to the Seller and the 37,500 shares of common stock (pre-split basis) are to be issued to the Seller by year end 2002. The payments due on September 24, 2003, contingent on customer retention milestones, of $7,500 cash and the issuance of the remaining 37,500 common stock shares have been accrued for on the Company’s October 2002 financial statements.

Effective November 1, 2002, two officers of AFA voluntarily resigned. As such, their rights to acquire a total of 100,000 shares of common stock (pre-split basis) has been forfeited. There was no severance or outstanding liabilities due to these officers at September 30, 2002 or at November 1, 2002. The Management of AFHC is actively replacing these officers.

Note 6—Property and Equipment:

Property and equipment is comprised of the following at September 30, 2002:

Computer Equipment	$10,048
Leasehold Improvements	13,962

Subtotal	24,010
Less: Accumulated Depreciation	(3,074)

Total	$20,936

Note 7—Capital Infusion

The Company is currently in the process of raising capital through the sale of up to 2,500,000 shares (pre-split basis) of its Common Stock to certain members of management and other potential investors, at the price of $.10 per share (pre-split basis). The Company is attempting to raise a maximum of $250,000 through this offering, although no shares have been sold to date. The shares to be sold in this offering will not be registered under the Securities Act of 1933.

Note 8—Operating Leases

The Company and its subsidiaries lease two offices under operating leases. Combined monthly rent and maintenance expense for the leases is $2,863, net of tenant improvement allowances. Rent expense for the three months ended and the nine months ended September 30, 2002 was $6,603, and $11,692, respectively. The leases expire on April 30, 2005 and May 31, 2005, respectively. The minimum aggregate future obligations under these leases as of September 30, 2002 are as follows:

Fourth quarter ending December 31, 2002	$8,570
Year ending
2003	$34,960
2004	$36,160
2005	$14,860

Note 9—Related Party Transactions

An officer of AFHC is also a partner of a law firm that serves as legal counsel for the Company. For the period ended September 30, 2002, AFHC and its subsidiaries incurred approximately $36,000 in legal fees, for services rendered in the third quarter 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-QSB that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward looking statements made by the Company in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons, or our representatives are based on a number of assumptions and relate to, without limitation, the Company’s ability to raise funds for working capital. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which are predictions of or indicate future events or trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors. We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

INTRODUCTION

The following discussions should be read in conjunction with our financial statements and related notes included herein and in conjunction with the Form 10-SB12G/A filed on July 25, 2002.

RESULTS OF OPERATIONS
PERIOD ENDED SEPTEMBER 30, 2002

During the three months ended September 30, 2002, the Company established two wholly owned subsidiaries: August Financial Advisors, Inc. (“AFA”) and August Insurance Agency, Inc. (“AIA”), both Massachusetts corporations. AFA received its investment advisor license from the Commonwealth of Massachusetts on August 24, 2002, and AIA received its insurance agency and brokerage license on September 25, 2002.

On September 24, 2002, AIA executed an agreement to purchase the insurance license and related customer base of the C.H.U. Insurance Agency (“Seller”). The License was purchased for cash totaling $30,000, which was paid on September 24, 2002. The purchase for the customer base consists of: (1) $15,000 in cash, payable in two equal installments of $7,500 each; and (2) 75,000 shares (pre-split basis) of Company Common Stock, valued at $.20 per share, issuable in two equal installments of 37, 500 shares each (pre-split basis).

As of September 30, 2002 the first cash payment of $7,500 was held in escrow and will be payable to the Seller following the Company’s receipt of a required consent from the Commonwealth Automobile Reinsurers Agency, a Massachusetts regulatory agency (the “C.A.R. Agency”). The second cash payment of $7,500 is payable to the Seller on September 24, 2003, if certain customer retention milestones are achieved. The first issuance of 37,500 shares (pre-split basis) will be issuable to the Seller following the Company’s receipt of a required consent from the C.A.R. Agency, and are to be issued by the end of 2002. The second issuance of shares is to occur on September 24, 2003, subject to certain customer retention milestones. The shares issuable to the Seller will not be registered under the Securitites Act of 1933. On October 28, 2002 the C.A.R. Agency approved the sale. As of this date the funds held in escrow have not been released to the Seller. The payments due on September 24, 2003, have been accrued for on the Company’s October 2002 financial statements.

Revenue for the third quarter was minimal due to the Company’s recent limited operating history. The Company spent much of the year establishing subsidiaries and obtaining required licenses for the subsidiaries to begin operations. General and administrative expenses were $162,243 for the third quarter and $420,890 for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, $45,400 of such expense is attributable to establishing the subsidiaries, and $106,800 of such expense is attributable to updating the Company’s various S.E.C filings and conducting the shareholders’ meeting and related proxy solicitation. For the three and nine months ended September 30, 2002, the Company incurred a net operating loss of $161,143 and $416,615, respectively. Nine months ended September 30, 2001 expenses were primarily professional fees, and we incurred small losses as the Company was essentially dormant.

LIQUIDITY AND CAPITAL RESERVES

Due to the high costs of SEC registrations and license applications and the lack of revenue during the nine months ended September 30, 2002, the cash of the Company has run very low. For the nine months ended September 30, 2002, the cash used by operating activities was approximately $266,000.

The Company is currently in the process of raising capital through the sale of up to 2,500,000 shares (pre-split basis) of its Common Stock to certain members of management and other potential investors, at the price of $.10 per share (pre-split basis). The Company is attempting to raise a maximum of $250,000 through this offering, although no shares have been sold to date. The shares to be sold in this offering will not be registered under the Securities Act of 1933.

The Company is also in the process of raising up to $3 million of capital through the sale of Series A Convertible Preferred Stock, 4%, non cumulative dividend, at $100.00 a share, each share being convertible to five hundred shares of common stock (pre-split basis).

The capital infusion and the anticipated revenue from the subsidiaries is expected to provide working capital for the Company for approximately six months. The additional capital to be raised from sale of Series A Preferred Stock is vital to the growth and continuance of the Company. However, there can be no assurances that the Series A offering will be successful or will yield sufficient capital to fund operations.

The Company has no long term debt.

PLAN FOR OPERATIONS FOR FISCAL YEAR 2003

The Company plans to grow its insurance agency business by acquiring other small insurance agencies and by soliciting local business through advertising and referrals. The investment advisory subsidiary will grow by acquiring small investment advisory companies and setting up affiliations and referral programs. The Company also plans to grow the business of its subsidiaries by cross selling between its subsidiaries. The Company will also recruit more producers to penetrate the market.

PART II-OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

There has been no change on the settlement of the environmental issues of the Lyon Metal Products, Inc. (Waste, Inc. Landfill Superfund Site) matter since the end of 2001.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Shareholders approved a reverse split of one new share for every one hundred shares of the Company’s common stock in a special shareholders’ meeting held on October 22, 2002. The Company will pay off the fractional shares computed at $13.67 a share and replace the old Corcap, Inc. stock certificates with new August Financial Holding Company, Inc. certificates. The Company expects to pay out an aggregate of approximately $20,000 for the fractional shares in 2003.

RIGHT TO ACQUIRE COMMON STOCK

The Company has authorized certain officers and employees of the Company and its subsidiaries to receive Company common stock contingent on performance goals or years of service as follows:

Name of Grantee	Number of Shares (pre-split basis)	Contingency	Contingency Expiration
Vivian Huang	8,500,000	Obtaining $1 million in Capital	N/A
Vivian Huang	5,000,000	One year of service	4/1/03
Kenny D. Wong	700,000	One year of service	4/1/03
Karen C. Stumcke	50,000	One year of service	5/1/03
Sailing D. Adler	125,000	Two years of service	10/1/04
David F. Kong *	50,000	One year of service	5/1/03
Roger Yang *	50,000	One year of service	5/1/03
Total	14,475,000

* Resigned effective November 1, 2002, and therefore shares have been forfeited.

ISSUANCE OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

On September 12, 2002, the Company issued a total of 480,000 shares (pre-split basis) of its $.01 par value common stock to current and former members of its Board of Directors, and to one former executive of the Company, as noted in the table below. The shares were issued for past services. The shares are not registered under the Securities Act of 1933.

Name	Common Stock Shares Issued
Miles P. Jennings, Jr.	240,000
David W. Clark, Jr.	40,000
Millard H. Pryor, Jr.	40,000
Martin A. Roenigk	40,000
John E. Sundman	40,000
Yuan Chang	40,000
Diane W. Burns	40,000
Total Shares Issued	480,000

On September 24, 2002, AIA executed an agreement to purchase the insurance license and related customer base of the C.H.U. Insurance Agency (“Seller”). The License was purchased for cash totaling $30,000, which was paid on September 24, 2002. The purchase for the customer base consists of: (1) $15,000 in cash, payable in two equal installments of $7,500 each; and (2) 75,000 shares (pre-split basis) of Company Common Stock, valued at $.20 per share, issuable in two equal installments of 37, 500 shares each (pre-split basis).

The first cash payment of $7,500 is currently being held in escrow and will be payable to the Seller following the Company’s receipt of a required consent from the Commonwealth Automobile Reinsurers Agency, a Massachusetts regulatory agency (the “C.A.R. Agency”). As of September 30, 2002, the C.A.R. Agency consent had not been received, and $7,500 representing the first cash payment remained in escrow. The second cash payment of $7,500 is payable to the Seller on September 24, 2003, if certain customer retention milestones are achieved. The first issuance of 37,500 shares (pre-split basis) is to occur by the end of 2002, and the second issuance of shares is to occur on

September 24, 2003, subject to certain customer retention milestones. The shares issuable to the Seller will not be registered under the Securitites Act of 1933.

As part of a consulting arrangement with the Company, 10,000 shares of Company common stock (pre-split basis) are to be issued to an individual within one year of completing his assignment with the Company. As of October 31, 2002, the assignment has been materially completed and the Company expects to be issuing the common stock shares within one year.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company conducted a Special Meeting of Stockholders on October 22, 2002. At the Meeting, the stockholders approved a reverse split of one share of Company common stock for every one hundred shares currently held. The reverse split was approved by a vote of 1,921,878 for, 17,929 against and 9,107 abstain.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit No.

2(a)	Certificate of Incorporation of the Registrant (1)

2(b)	First Certificate of Amendment of Certificate of Incorporation of Registrant (1)

2(c)	Certificate of Amendment of Articles of Incorporation of the Registrant (1)

2(d)	By-Laws of the Registrant (1)

3	Board of Directors Resolutions of the Registrant (1)

A	Registrant’s 2001 Annual Report to Shareholders (1)

10.1	Acquisition Agreement of C.H.U. Insurance Agency on September 24, 2002 (2)

99.1
Certification of the Chairman of the Board, President and CEO of August Financial Holding Company, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

99.2
Certification of the Vice President and Controller of August Financial Holding Company, Inc. pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(1)	Filed as an Exhibit to the Company’s Form 10-SB126/A filed on July 25, 2002.
(2)	Filed herewith.

(b)	Reports on Form 8-K

Form 8-K filed on August 20, 2002 regarding the potential acquisition of an insurance agency, change in certifying accountant, change of trade symbol and cusip number, establishment two subsidiaries, recent sales of unregistered securities and executive compensation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

AUGUST FINANCIAL HOLDING COMPANY, INC.

Date: November 14, 2002	By:	/s/ Vivian Wenhuey Chen Huang
Vivian Wenhuey Chen Huang Chairman of the Board, President and CEO

Date: November 14, 2002	By:	/s/ Karen C. Stumcke
Karen C. Stumcke, Vice President and Controller

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,  AS PROMULGATED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley Act.

I, Vivian Wenhuey Chen Huang, Chairman of the Board, President and C.E.O. certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of August Financial Holding Company, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/    Vivian Wenhuey Chen Huang
Vivian Wenhuey Chen Huang
Chairman of the Board, President and CEO

CERTIFICATION PURSUANT TO SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,  AS PROMULGATED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley Act.

I, Karen C. Stumcke, Vice President and Controller, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of August Financial Holding Company, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/    Karen C. Stumcke
Karen C. Stumcke
Vice President and Controller