Form 10-K
period 2002-12-31
AUGUST FINANCIAL HOLDING CO INC
filed 2003-03-31
CIK 835176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NO. 100-09964

AUGUST FINANCIAL HOLDING COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	06-1237135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Lincoln Street, Boston, MA 02111

(Address of Principal Executive Offices and Zip Code)

(617) 542-8088

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None                     Name of each exchange on which registered: N/A

Securities registered under Section 12 (g) of the Exchange Act:

Title of class: Common Stock, $0.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $938.00

As of March 24, 2003, the registrant had outstanding 57,307 shares of its Common Stock, $0.01 par value, after giving effect to a 100 to 1 reverse stock split (the “Reverse Split”). The Company’s common stock is traded on the Over-The-Counter Bulletin Board. The Company has no quote readily available and therefore is unable to determine the aggregate market value of the shares of Common Stock held by non-affiliates on December 31, 2002. See Item 5.

Documents incorporated by reference: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional small business disclosure format (check one): Yes (  ) No (X)

Part I

Note Regarding Forward-Looking Statements.

Statements in this Form 10-KSB that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward looking statements made by the Company in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons, or our representatives are based on a number of assumptions and relate to, without limitation, the Company’s ability to raise funds for working capital. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which are predictions of or indicate future events or trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in “Risk Factors” and elsewhere in, or incorporated by reference into, this report on Form 10-KSB. We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB and in conjunction with the Form 10-SB12G/A filed on July 25, 2002 and Quarterly report on Form 10-QSB filed on November 14, 2002.

Item 1.    Description of Business.

The Company was incorporated in the state of Nevada in 1988 under the name of Corcap, Inc. and was in the elastomer products business. From 1991 until 2002, the Company had effectively ceased operations and its only asset was an investment in CompuDyne Corporation common stock, which the Company sold in 2000. In early 2002, the Board of Directors named Vivian Wenhuey Chen Huang as the Company’s President, Chairman, and CEO to develop new business for the Company. At its May 8, 2002 annual shareholders’ meeting, Corcap, Inc. changed its name to August Financial Holding Company, Inc. (“AFHC” or “August Financial” or the “Company”) and moved its headquarters to 150 Lincoln Street, Boston, MA. During

2002, the Company formed two wholly-owned subsidiaries, August Financial Advisors, Inc. (“AFA”), which provides portfolio management and financial advisory services, and August Insurance Agency, Inc. (“AIA”), which provides various types of personal and commercial insurance.

In January 2003, AFHC created a new wholly-owned subsidiary, August Consumer Services, Inc. (“ACS”) to service the needs of the local immigrant community and small businesses. These services include, but are not limited to, office support, business centers, money transfer, internet access and mailboxes. The first service center is anticipated to be opened in the second quarter of 2003.

August Financial provides financial advisory services, insurance services and intends to provide consumer services to the large but underserved New England Asian American market. The Company’s financial advisory subsidiary, AFA, provides Asian American individuals and small businesses with two main groups of services. The first group is financial planning for retirement, estate, education plans, and employee benefits. The second group is asset management, investment risk management, and asset allocation for individuals, small business and institutions.

The Company’s insurance subsidiary, AIA, provides independent insurance products and services to individuals and businesses. It markets a comprehensive product line that includes personal insurance such as home and property, automobile, life, and commercial insurance for businesses, property, fire, liability, and other corporate insurance needs.

The Company’s consumer service subsidiary, ACS, will set up a series of consumer service centers staffed by bi-lingual speaking employees to provide services needed by new immigrants and small businesses. The services include, but are not limited to, office support, business centers, money transfer, internet access, mail boxes and other services to meet the daily needs of consumers.

August Financial’s target market is comprised of New England businesses and families, primarily those owned by or headed by Chinese, Vietnamese, Korean, and Indian Americans. In time, AIA expects to serve the growing New England Hispanic and Russian American markets as well.

August Financial is attempting a private placement of its Series A Convertible Preferred Stock, to raise up to $3 million through the sale of its preferred shares which is convertible into the Company’s common stock. The capital raised will fund the Company’s growth. Detailed terms and conditions of the private placement are available from the Company.

The Company expects to attract customers by strategically locating its service centers, cross-selling with the other August Financial subsidiaries, advertising and other marketing methods in the New England Asian community.

The following describes some of the factors making the New England Asian American market an attractive one, based primarily on recent U.S. Census data. August Financial sees a potential multimillion dollar current market opportunity (in terms of insurance premiums and financial advisory fees) in the rapidly growing number of Asian Americans and Asian American-owned businesses in New England. These individuals, their families, and their businesses need a comprehensive range of insurance and financial advisory solutions provided by experienced professionals who understand their financial needs as well as their culture and language.

Sizable and Rapidly-Growing Market – Asian Americans represent one of the fastest growing population groups in the U.S. The number of Asians in the U.S. grew by over 52% during the last decade to over 10.1 million people. New England, August Financial’s core geographic market, witnessed an even more dramatic Asian American population increase of 63% during the last decade. The Company believes that this market is greatly underserved by its competitors.

Well-educated Professionals – Approximately 44% of Asian American adults have bachelor’s degrees or higher, which is higher than the overall U.S. population. As such, two-thirds (67%) of Asian American working adults are employed in managerial, professional specialty, technical, sales, or administrative support positions, a higher percentage than the overall population. These well-educated professionals represent a market that the Company believes will appreciate the value of August Financial’s quality financial services.

High Household Incomes – The median Asian American household income in Massachusetts reached $51,270 in 2000, well above the median national and statewide figures for the overall population.

Home Owners – The number of Asian American households that are home-owners (as opposed to renters) increased by 68% in the last decade. This 68% increase in the number of home-owners indicates a growing market for home-insurance and related products provided by August Financial, and indicates a stable, settled, and well-to-do population.

Business Owners – Asian Americans are a significant group of business owners. In New England, Asian Americans own over 22,800 businesses, of which over one-third (7,996 businesses) have paid employees. These businesses with paid employees generate over $6.66 billion in revenues annually and employ over 50,800 workers, and represent a sizable target market for August Financial’s commercial insurance and financial planning services.

August’s Financial’s competitive advantage relative to other firms in the market stems from four key factors:

Detailed Understanding of Market – The Company’s professionals and executives have many years of experience providing insurance, banking, financial planning, and related financial services to Asian Americans. Virtually all of them speak one or more Asian languages, and several were born and raised in Asia before becoming U.S. citizens. The Company possesses a detailed, on-the-ground understanding of the language, culture, and needs of the Asian American market. Finally, the Company’s two offices are located in major New England Asian American population areas.

First Mover Status – The Company believes it will benefit from being the first major provider of comprehensive financial services to New England’s Asian American businesses, individuals, and families. Being first in the marketplace offers sustainable advantages because of Asian Americans’ tendency to value trust-based relationships and to have high renewal rates for insurance and similar products. These factors suggest that they represent a stable customer base not likely to switch to another provider, and that August Financial has the potential for a steady revenue stream.

Comprehensive Solutions for Businesses, Families, and Individuals – August Financial’s goal is to be a comprehensive ‘one-stop shop’ for personal and commercial financial service needs. August Financial’s comprehensive solutions mean greater convenience for the customer and a wider set of relations between the Company and customer.

Strong Service Focus, Brand Name, and Cross-Selling Through Teamwork – The Company believes that a service, as opposed to a product, orientation will be key to executing its growth plans. Key service components include meeting the language preferences of customers, providing desired products, and educating customers about new financial services. August Financial and its subsidiaries are developing joint marketing and cross-selling strategies that will leverage the August Financial brand name. The subsidiaries will work together to expand customer relationships, improve customer convenience, deepen relationships, and form additional customer contacts. In addition, August Financial’s companies can share talent, knowledge, market intelligence, and resources, thereby improving efficiency and reducing overhead costs.

Need for any government approval of principal products or services. The money transfer services of the ACS business will require the approval of the Division of Banks of the Commonwealth of Massachusetts. Prior to commencing the money transfer business, ACS will file such an application in the third quarter of 2003.

Effect of existing or probable governmental regulations on the business. The USA Patriot Act will add to the costs of doing business for AFHC and its subsidiaries. The Act will require additional expense of human and technological resources to comply and report within the Act’s guidelines.

There were no expenses during each of the last two fiscal years on research and development activities.

Costs and effects of compliance with environmental laws. The Company had a preliminary settlement for environmental litigation and has accrued $50,591 in the December 31, 2002 financial statements. Since the settlement has not been formally accepted, there are no assurances that there will not be additional costs. See further discussion in Item 3-Legal Proceedings.

Employees. As of December 31, 2002, the Company had 3 full-time employees and 1 part-time employee. None of the Company’s employees are represented by a labor union and the Company believes its employee relations are satisfactory.

Item 2.    Description of Property.

The Company does not own any real property. The Company leases an aggregate of approximately 1,200 square feet of office space in Boston, MA (the “Boston Lease”). The

Boston Lease expires on May 31, 2005 and provides for annual rent and maintenance expense of approximately $29,920 in 2003 and $31,120 and $13,175 in 2004 and 2005, respectively.

On March 3, 2003 the Company signed a five year lease for its first location for the ACS center (“the ACS Lease”). The ACS Lease, which commences on June 1, 2003 and covers 685 square feet, is attached to an Asian supermarket that has a high volume of foot traffic. Minimum annual rent, maintenance and real estate tax payments for each of the first three years is $55,710 and $61,710 annually for the last two years. The Company believes the Boston Lease and the ACS Leases spaces are adequate for its current needs.

Item 3.    Legal Proceedings.

The Company has been negotiating the settlement of certain environmental claims relating to remediation of the Waste, Inc. landfill superfund site in Michigan City, Indiana (the “Site”). Those claims arise out of the alleged disposal, at the Site, of waste generated at an Indiana manufacturing facility formerly operated by a corporate predecessor of the Company. The Company no longer has any involvement with the predecessor entity or with the facility in question, but remains potentially liable, along with several other current and former owners and operators, based on past relationships.

During 2002, the Company agreed with the two other entities that formerly operated the Site on a settlement proposal that would have effectively resolved their potential liability in relation to the Site. Under the proposed settlement, the Company would contribute $50,591 towards the settlement total (the “Proposed Amount”). This proposal was submitted in early 2002 to the members of the Waste, Inc. RD/RA Group, which is composed of entities responsible for Site remediation. As of this date, the proposed settlement has not been finalized and the claims have not been finally resolved. The Company’s counsel and management expect, but cannot be certain, that the alleged liability will be settled for the Proposed Amount which is recorded under the balance sheet caption “Accrued site settlement”.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company conducted a Special Meeting of Stockholders on October 22, 2002. At that Special Meeting, the stockholders approved a 100 to 1 reverse stock split (the “Reverse-Split”). There will be no fractional shares issued for this split, and the Company will purchase any fractional shares for cash in 2003 at a rate of $13.67 a share. The Reverse-Split was approved by a vote of 1,921,878 for, 17,929 against and 9,107 abstain. Although the Reverse-Split was approved in October 2002, the Company did not formally effect the Reverse-Split in 2002 but intends to do so in the 3rd quarter of 2003, in which the Company will purchase fractional shares from stockholders owning less than 100 shares, and issue new certificates to the remaining stockholders.

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The Company’s Common Stock was de-registered in 1997, and re-registered in 2002 and now can be traded in the over-the-counter market. Currently, to the Company’s knowledge, there is no trading activity in the Company’s Common Stock. The Company is therefore unable to give the high and low closing sales price for its Common Stock in the last two fiscal years.

The number of shares outstanding at December 31, 2002 is 57,307, on a post Reverse-Split basis.

The Company has never paid cash dividends to its stockholders and its Board of Directors and does not anticipate doing so in the foreseeable future. The number of record holders of the Company’s Common Stock as of December 31, 2002 was 2,138 (pre Reverse-Split basis).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders (1)	143,750	N/A (2)	14,798,943
Total	143,750	N/A	14,798,943

(1) The rights to receive Common Stock granted to certain employees and one consultant of the Company by the Board of Directors, not pursuant to a plan or arrangement specifically approved by the shareholders. These shares are subject to contingencies, such as length of service or performance goals. See Item 10. Executive Compensation.

(2) Common Stock shall be issued upon fulfillment of contingencies and are not subject to an exercise price.

Recent Sales of Unregistered Securities.

During December 2002, the Company sold 18,750 shares, on a post Reverse-Split basis, of its Common Stock to certain members of management and certain accredited investors, at the price of $10.00 per share, on a post Reverse-Split basis. The Company raised $187,500 through this offering. The Company relied on an exemption from registration for a private transaction no involving a public distribution provided by Section 4(2) of the Securities Act. The following table sets forth each investor and their investment:

Name and Title of Investor	Dollar Amount Invested $	Common Stock shares received (post Reverse-Split)
Vivian Huang, Chairman, President and CEO	$65,000	6,500
Thomas Huang, Corporate Secrectary	10,000	1,000
Miles Jennings, Director	2,500	250
David W. Clark, Director	25,000	2,500
Martin Roenigk, Director	25,000	2,500
Millard H. Pryor, Director	25,000	2,500
Yuan Chang, Director	5,000	500
Arthur W. Frank, Private Accredited Investor	25,000	2,500
Karen Stumcke, VP/Chief Financial Officer	5,000	500

Total Invested	$187,500	18,750

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

PERIOD ENDED DECEMBER 31, 2002

From the period of 1996 through March of 2002, the Company was essentially dormant, and therefore had no operations or revenue. During fiscal 2002, the Company’s operating activities related primarily to the development of its products and services and the establishment of and licensing of subsidiaries to enable them to commence operations, therefore its revenue was minimal. The license needed to operate August Financial Advisors, Inc. was received on August 24, 2002 and the license needed to operate August Insurance Agency, Inc. was received on September 25, 2002. Therefore, the operating history is very short. As the Company has minimal cash and due to the nature of the Company’s business, which needs time to reach sufficient volume, there can be no assurance that the Company will be profitable in the near future or ever. Since the Company is essentially in a development stage and has generated minimal revenues, the Company operates with minimal overhead.

During the year ended December 31, 2002, the Company established two-wholly owned subsidiaries: August Financial Advisors, Inc. (“AFA”) and August Insurance Agency, Inc. (“AIA”), both Massachusetts corporations. AFA received its investment advisor license from the Commonwealth of Massachusetts on August 24, 2002, and AIA received its insurance agency and brokerage license on September 25, 2002.

On September 24, 2002, AIA executed an agreement to purchase the insurance license and related customer base of the C.H.U. Insurance Agency (“Seller”). The License was purchased for cash totaling $30,000, which was paid on September 24, 2002. The purchase for the customer base consisted of: (1) $15,000 in cash, payable in two equal installments of $7,500 each; and (2) 750 shares (post Reverse-Split) of Company Common Stock, valued at $20 per share, issuable in two equal installments of 375 shares each (post Reverse-Split). On February 6, 2003, an amendment to the original purchase agreement was reached with the Seller limiting the purchase price of the customer base to $7,500 in cash which was paid on February 6, 2003, because the customer base was smaller than expected.

General and administrative expenses were $523,765 and $29,417 for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, approximately $45,400 of such expense is attributable to establishing the subsidiaries, and approximately $115,300 of such expense is attributable to updating the Company’s various SEC filings and conducting the annual and special shareholders’ meeting, and related proxy solicitations. Expenses for 2001 were primarily audit and tax preparation fees as the Company was essentially dormant. For the year ended December 31, 2002, the Company incurred a net operating loss of $570,871.

The Company plans to grow by continuously adding new customers, launching new services planned in the August Consumer Service Centers, and if capital is available, purchasing new insurance agencies and asset management firms to be added to the existing subsidiaries.

The success of the sale of the Series A Convertible Preferred Stock and/or the Company’s ability to obtain a bank credit line will have a material impact of the liquidity of the Company. See Item 1. Description of Business.

The largest expenditure of the company is in the start up costs, occupancy costs, legal and accounting fees, personnel costs and the cost to maintain public company filings.

If August Insurance Agency, Inc. can secure more direct appointments with various carriers, its revenue may significantly increase.

LIQUIDITY AND CAPITAL RESERVES

The Company raised capital in fiscal 2002 through the sale of 18,750 shares, on a post Reverse-Split basis, of its Common Stock to certain members of management and certain other accredited investors, at the price of $10.00 per share, on a post Reverse-Split basis. The Company raised $187,500 through this offering (“Bridge Capital Offering”). Initially, the shares in this offering will not be registered under the Securities Act of 1933.

In its March 18, 2003 Board of Directors meeting, the Board approved an extension to the bridge capital offering to May 31, 2003 and to increase the total amount to be raised to $500,000. In addition, the deadline is also extended to May 31, 2003 to those investors who invested in the first round of bridge capital, allowing them to invest up to an additional $25,000 per investor.

The capital infusion of the $187,500 from management and accredited investors and the anticipated increase in revenue from the subsidiaries are expected to provide working capital for the Company for approximately six months. AIA has already started its revenue stream through selling various insurance policies and the revenue is expected to increase month to month. Starting in May 2003, the Company expects to start seeing revenue produced from the ACS that will be opening in mid April 2003. The additional capital to be raised from the sale of the Bridge Capital Offering and the Series A Convertible Preferred Stock is vital to the growth and continuance of the Company. However, there can be no assurances that the sale of the bridge stock or Series A Convertible Preferred Stock offering will be successful or will yield sufficient capital to fund operations.

The Company has no long-term debt.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation”. FASB No. 148 does not apply to AFHC and its subsidiaries at this time, as the Company has not issued any stock options and has not adopted any Stock Option Plans.

PLAN FOR OPERATIONS FOR FISCAL YEAR 2003

The Company plans to grow its insurance agency business by acquiring other small insurance agencies and by soliciting local business through advertising and referrals. The investment advisory subsidiary will grow by acquiring small investment advisory companies and setting up affiliations and referral programs. The Company also plans to grow the businesses of its subsidiaries by cross selling between AFHC subsidiaries. The Company will also recruit more producers to penetrate the market. These initiatives are contingent on having sufficient capital.

To date, AIA has approximately 100 customers from the book of business purchased from the C.H.U. Insurance Agency and the growth of new clients. The biggest challenge that AIA faces is to secure direct appointments with insurance carriers for commercial lines. AIA is exploring all possibilities, including joining an association which brokers and places insurance business. In addition, when the August Consumer Service Centers open, a branch of AIA will be placed at each center, which will generate revenue from selling personal and commercial insurance.

AFA has completed the building of its infrastructure in order to better serve its clients needs. It now can begin to solicit customers and recruit more producers in the second quarter of 2003. As of this date, AFA does not have any customers.

In January 2003, AFHC created a new wholly-owned subsidiary, ACS to service the needs of the local immigrant community. These services include, but are not limited to, money transfer, internet access and mailboxes. These consumer service centers will also serve as branch offices of AIA and licensed agents will be stationed at these centers. The first service center is located in an Asian food supermarket, the 88 Supermarket, where many new immigrants shop for food. The Company has leased 685 square feet of space in the supermarket complex. It is anticipated to be opened in the second quarter of 2003.

The Company has incurred losses and has not yet been successful in establishing profitable operations. In this regard, management is proposing to raise additional funds not provided for by operations through additional sales of its common stock or Series A Convertible Preferred Stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. See Item 1. Description of Business.

RISK FACTORS

The following factors should be reviewed carefully, in conjunction with the other information in this Report and the Company’s consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in the Report and presented elsewhere by Company management from time to time. See Part I “Note Regarding Forward-Looking Statements”.

We have a limited operating history and a history of losses. As of December 31, 2002 the Company had $220,379 in cash and incurred a net loss of $570,871 for the fiscal year 2002, which is the first year of embarking on a different business than in previous years. The Company has a limited operating history in the new business. The future plans are subject to risks and uncertainties that may cause AFHC to continue to suffer substantial losses from operations. We cannot assure that the Company’s operations will ever become profitable. Even if we become profitable, we cannot assure that we will be able to maintain profitability.

We need additional funds. We expect to continue to require outside sources of financing to implement our growth strategy. While we are currently trying to raise funds through the Bridge Capital Offering and offering a Series A Convertible Preferred Stock, we can not assure that the Company will be able to obtain capital on a timely basis, on favorable terms, or at all. If we are unable to obtain such financing, or generate funds from our operations sufficient to meet our needs, we may be unable to expand or develop or maintain our operations.

Item 7.    Financial Statements.

The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As of the date of this report there are no disagreements with Accountants on accounting or financial disclosures.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act.

Directors. The Board of Directors held eight (8) meetings in 2002. Directors attended all of the meetings of the Board and all committees on which they served with the exception of Yuan Chang and John Sundman who missed one Board of Directors meeting in 2002.

On December 17, 2002, David W. Clark Jr. voluntarily resigned from the Board of Directors and the Audit Committee. He resigned due to personal commitments, which made him unable to devote the time needed for the Company.

The Company’s Board of Directors has three committees: The Audit Committee, the Compensation Committee and the Executive Committee. The Company does not have a Nominating Committee. The Audit Committee considers and reviews all matters connected with the external audit reports, the auditor’s management report and similar matters. The Compensation Committee reviews the compensation of officers of the Company at the Vice President level and above. The Executive Committee acts on behalf of the Board of Directors in the interval between its meetings on all matters other than those specifically assigned by the Board of Directors to its other committees. The Audit Committee adopted a charter which was published in the May 8, 2002 Proxy Statement. During 2002, the Audit Committee met twice and the Compensation Committee met once. The Executive Committee did not meet in 2002.

The following sets forth the name and age of each director of August Financial Holding Company, Inc., relevant business experience and directorships held in reporting companies and the name each company. All listed directors are scheduled to serve until the next Annual Meeting, which is has not been scheduled at this time.

Yuan Chang, 68. Mr. Chang is an Advisor in Financial Services, having recently retired as CEO of MetLife Greater China Operation. Prior to that, he was in charge of Investment Strategies at MetLife. For 29 years he was also a member of the Travelers Insurance Company in Hartford, CT. Mr. Chang is a lawyer and an actuary. By membership election, he served as Vice President of the Society of Actuaries of North America. Mr. Chang has served on AFHC’s Board of Directors since his election at the May 8, 2002 Shareholders meeting.

Vivian Wenhuey Chen Huang, 60. Ms. Huang has served on the AFHC’s Board of Directors since appointment by the Board of Directors on February 27, 2002. See her biography below under Item 10. Executive Compensation.

Miles P. Jennings, 58. Mr. Jennings is a private investor. In July 2000 he retired from being a broker with Advest, Inc. in Hartford, Connecticut where he had served as Vice President-Sales. Formerly, he was a director of CompuDyne Corporation, and a co-founder and Interim Director of Asian American Bank & Trust Company during its organization. Mr. Jennings has served on AFHC’s Board of Directors since his election at the May 8, 2002 Shareholders meeting. Mr. Jennings is also a member of AFHC’s Audit Committee.

Millard H. Pryor, Jr. 69. Mr. Pryor is a Managing Director of Pryor & Clark Company, an investment and real estate company located in Windsor, Connecticut. He is a director of that company in addition to Hartford Financial Services Mutual Funds in Hartford, CT, CompuDyne Corporation and Infodata Systems, Inc. Mr. Pryor has been a director of the Company since 1988. Until his resignation in June 1991, Mr. Pryor was Chairman of the Board and CEO of the Company, and formerly he was Chairman and CEO of Lydall, Inc. Mr. Pryor is also a member of AFHC’s Audit Committee.

Martin Roenigk, 60. Mr. Roenigk served 23 years at Travelers Insurance Company as the head of Travelers Investment Research staff, head of the Public Bond Department, and head of Corporate Strategy and Research. Since 1995, he has been the Chairman of the Board, President and CEO of CompuDyne Corporation. Mr. Roenigk was one of the founders of Asian American Bank & Trust Company, and served on its Board of Directors from 1993 to 1995. He has served on AFHC’s Board of Directors since August 1995.

John E. Sundman, 76. Mr. Sundman served as Director of the Company from June 1988 until his resignation on February 27, 2002, to comply with the age limit then contained in the Company’s Bylaws. The provision of the Bylaws establishing an age limit has since been repealed by the Board of Directors and Mr. Sundman was elected a Director at the May 8, 2002 Shareholders meeting. Mr. Sundman served as the Company’s Chairman of the Board and CEO until his resignation on February 27, 2002. From November 1989 to May 1, 1991 Mr. Sundman served as the Vice President of the Company. From June 1988 to November 1989, Mr. Sundman served as Vice President-Finance, Treasurer and Chief Financial Officer of the Company. Formerly, Mr. Sundman served as a Vice President-Finance, Treasurer and Chief Financial Officer of Lydall, Inc. and also served as a Lydall director and Senior Vice President of CompuDyne Corporation. Mr. Sundman is also a member of AFHC’s Audit Committee.

Section 16(a) Compliance.

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s executive officers and directors and other persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company copies of all Section 16(a) forms filed by such reporting persons.

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and greater than 10% beneficial owners were complied with for fiscal 2002.

Executive Officers. The following table sets forth the name and age of each executive officer of August Financial Holding Company, Inc. and their office during 2002.

Name and Age	Office	Business Experience
Vivian Wenhuey Chen Huang, 60	Chairman of the Board, President, and CEO	*
Karen C. Stumcke, 40	V.P./Chief Financial Officer (1)	**

* Ms. Huang founded the first and the largest Asian American bank in New England in 1993, Asian American Bank & Trust (NASDAQ:AABT.OB), and served as Chairman of the Board, President and C.E.O. until September 2001. Previously, she was an attorney at law for twenty years, of which over sixteen were with Ropes & Gray, one of Boston’s oldest and largest law firms. She has also served on many not-for-profit boards and Chambers of Commerce.

Ms. Huang holds laws degrees from National Taiwan University and Indiana University.

** Ms. Stumcke was most recently Chief Accounting Officer at Akamai Technologies, Inc., a publicly held company. As Akamai’s first full-time financial employee, she helped execute five rounds of private placement financing as well its highly-successful IPO. Prior to Akamai Ms. Stumcke was a controller for a start-up telecommunications company and spent seven years with Fleet Boston (formerly BankBoston) in the Finance Department.

Ms. Stumcke earned a B.S. in Business Administration concentrating in Accounting from Providence College and attended the MIT Sloan School of Management’s Greater Boston Executive Program in Business Management.

(1) Ms. Stumcke assumed the title of Chief Financial Officer in January 2003. Prior to that she served as Controller during 2002.

Item 10.    Executive Compensation.

The Company has authorized certain officers and employees of the Company and its subsidiaries to receive Company common stock contingent on performance goals or years of service as follows:

Name of Grantee	Number of Shares (post Reverse-Split)	Contingency	Contingency Expiration
Vivian Huang	85,000	Raising $1 million in Capital	Undetermined
Vivian Huang	50,000	One year of service	4/1/03
Kenny D. Wong *	7,000	One year of service	4/1/03
Karen C. Stumcke	500	One year of service	5/1/03
Sailing D. Adler *	1,250	Two years of service	10/1/04
Total	143,750

* As of February 2003, Kenny Wong forfeited 2,000 shares of his rights to Common Stock and Sailing Adler forfeited all of his 1,250 shares of his rights to Common Stock.

Directors Compensation. On September 12, 2002, the Company issued a total of 4,800 shares (post Reverse-Split) of its $.01 par value common stock to current and former members of its Board of Directors, and to one former executive of the Company, as noted in the table below. The shares were issued for past and present services. The related compensation expense of $4,800 has been reflected in the 2002 financial statements. The shares are not registered under the Securities Act of 1933.

In addition to the shares, Mr. Clark (former Director), Mr. Pryor, Mr. Roenigk, and Mr. Sundman each received a $1,000 cash payment for attending the Board of Directors meeting held on February 27, 2002. No other payments were made to Board members in fiscal 2002. Each Board member, with the exception of Ms. Huang, is to receive $500 for each meeting attended. As of December 31, 2002, $12,000 has been accrued on the December 31, 2002 financial statements.

Name	Common Stock Shares Issued (post Reverse-Split)
Miles P. Jennings, Jr.	2,400
David W. Clark, Jr.	400
Millard H. Pryor, Jr.	400
Martin A. Roenigk	400
John E. Sundman	400
Yuan Chang	400
Diane W. Burns	400
Total Shares Issued	4,800

SUMMARY COMPENSATION TABLE (1)
Long Term Compensation
			Annual Compensation				Awards			Payouts
(a)	(b)		(c)		(d)	(e)	(f)		(g)	(h)	(i)
Name and Principle Position	Year		Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Vivian Wenhuey Chen Huang, Chairman, President and CEO	2002	(2)	56,737	(3)			58,500	(4)

(1) No executive officer had a total annual salary and bonus exceeding $100,000.

(2) The Company was dormant for fiscal years 2001 and 2000.

(3) Consists of base salary paid in cash during fiscal 2002. Ms. Huang’s annual base salary is $150,000, of which $60,000 is accrued and payment is deferred until a later undetermined date. In addition, at the direction of Ms. Huang, an additional $6,923 of salary payment was deferred in fiscal 2002 until a later time. As of December 31, 2002 a total salary of $51,900 was deferred for Ms. Huang, for services performed in fiscal 2002.

(4) $8,500 represents an award of 85,000 (post Reverse-Split basis) Common Stock shares at $0.10 a share, to be issued to Ms. Huang if the Company raises $1 million in capital. $50,000 represents an award of 50,000 (post Reverse-Split) Common Stock at $1.00 a share to be issued after one year of service is completed, commencing on April 1, 2002. These shares are not issuable to Ms. Huang unless the aforementioned contingencies are satisfied.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table lists, to the Company’s knowledge, the ownership of Common Stock of the Company, if any, on March 31, 2003, and the nature of such ownership, for each of the Company’s current Directors, for all officers and for each person who owns in excess of 5 percent of the Company’s common stock. Each holder has sole voting and dispositive power with respect to the shares listed.

Name, Address and Title of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (post Reverse-Split)		Percent of Class
Yuan Chang, Director	Common Stock	900.8%
Vivian Wenhuey Chen Huang, Chairman, President and CEO	Common Stock	56,500	(2)	50.09%
Thomas W. Huang, Corporate Secretary	Common Stock	1,000.89%
Miles P. Jennings, Jr., Director	Common Stock	4,319		3.85%
Millard H. Pryor, Jr., Director	Common Stock	3,838	(3)	3.83%
Martin A. Roenigk, Director	Common Stock	8,325		7.38%
Karen C. Stumcke, VP/ Chief Financial Officer	Common Stock	1,000	(4)	.89%
John E. Sundman, Director	Common Stock	973.86%
Kenny D. Wong, VP of Business Development	Common Stock	5,000	(5)	4.43%

All directors and officers as a group (8 persons)	Common Stock	81,855		72.56%

(1) All owners can be contacted at the Company’s address, c/o August Financial Holding Company, Inc. 150 Lincoln Street, Boston, MA 02111.

(2) Includes rights to acquire 50,000 Common Stock shares on April 1, 2003.

(3) Includes 97 shares held by Mr. Pryor’s wife, as to which Mr. Pryor disclaims any beneficial interest.

(4) Includes rights to acquire 500 Common Stock shares on May 1, 2003.

(5) Includes rights to acquire 5,000 Common Stock shares on April 1, 2003.

Item 12.    Certain Relationships and Related Transactions.

An officer of AFHC is also a partner of a law firm that serves as legal counsel for the Company. For the period ended December 31, 2002, AFHC and its subsidiaries incurred approximately $48,000 in legal fees, for services rendered in 2002 of which $19,213 is payable at December 31, 2002.

Financial Experts. The Audit Committee has not formally designated a financial expert, however, the Company believes that Mr. Sundman’s experience qualifies him as such. See Mr. Sundman’s biography in Item 9.

Item 13.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.

2(a)	Certificate of Incorporation of the Registrant (1)
2(b)	First Certificate of Amendment of Certificate of Incorporation of Registrant (1)
2(c)	Certificate of Amendment of Articles of Incorporation of the Registrant (1)
2(d)	By-Laws of the Registrant (1)
3	Board of Directors Resolutions of the Registrant (1)
A	Registrant’s 2001 Annual Report to Shareholders (1)
10.1	Acquisition Agreement of C.H.U. Insurance Agency on September 24, 2002 (Filed as an Exhibit to the Company’s Form 10-QSB on November 14, 2002.)
23.1	Consent of the Independent Accountants (2)
99.1	Certification of the Chairman of the Board, President and CEO of August Financial Holding Company, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).
99.2	Certification of the Vice President and Chief Financial Officer of August Financial Holding Company, Inc. pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(1) Filed as an Exhibit to the Company’s Form 10-SB12G/A filed on July 25, 2002.

(2) Filed herewith.

(b) Reports on Form 8-K: None

Item 14.    Controls and Procedures.

We have evaluated our controls and have determined that due to the size of the Company, the lack of significant assets and the few personnel, that our control environment is adequate. We have adequate segregation of duties and review controls in place to satisfy management and SEC reporting requirements. Because of this our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the purpose of timely alerting the appropriate individuals of the material information required to be included in our periodic SEC reports. We will continue to evaluate our controls as our businesses grow and expand and make the necessary adjustments to ensure our controls are adequate.

Part F/S

To the Board of Directors

August Financial Holding Company, Inc.

and Subsidiaries (formerly Corcap, Inc.)

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying consolidated balance sheet of August Financial Holding Company, Inc. and Subsidiaries (the “Company”) (formerly Corcap, Inc.) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations, changes in stockholders’ equity, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and has not yet been successful in establishing profitable operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kostin, Ruffkess & Company, LLC

Kostin, Ruffkess & Company, LLC

Farmington, Connecticut

March 24, 2003

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

(FORMERLY CORCAP, INC.)

Consolidated Balance Sheet

December 31, 2002

2002
Assets
Current assets:
Cash	$220,379
Accounts receivable	74
Prepaid expenses	7,468

Total current assets	227,921

Property and equipment, net	12,718
Deposits	4,400
Licenses, net	27,500
Book of business, net	6,875

Total assets	$279,414

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$51,295
Accrued expenses	106,417
Deferred income	4,445
Accrued site settlement	50,591

Total current liabilities	212,748

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.01 par value: 15,000,000 shares authorized, 57,307 shares issued and outstanding	573
Additional paid in capital	25,527,486
Deficit	(25,461,393)

Total stockholders’ equity	66,666

Total liabilities and stockholders’ equity	$279,414

The accompany notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

(FORMERLY CORCAP, INC.)

Consolidated Statements of Operations

For the Years Ended December 31, 2002 and 2001

	2002	2001
Operating revenue	$938	$—

Operating expenses:
Salaries and benefits	168,269	—
Occupancy	21,086	—
Legal fees	93,049	6,539
Accounting fees	31,700	16,099
Consultants	72,570	433
Filing fees	15,099	—
Depreciation and amortization	7,808	—
Director fees and expenses	21,496	—
Transfer agent and shareholder relations	17,121	2,974
Network and website	8,901	—
Telephone	7,368	—
Office supplies	5,882	—
Software	4,702	—
Taxes and licenses	1,434
Annual meeting	27,426	—
Site settlement	50,591	—
Miscellaneous	19,854	3,372

Total operating expenses	574,356	29,417

Interest income	4,666	17,006
Other expense	2,119	—

Total other income	2,547	17,006

Net loss	$(570,871)	$(12,411)

Loss per common share	$(15.84)	$(0.37	)*

Weighted average common shares outstanding	36,039	33,757
* Adjusted for 100 to 1 reverse split

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

(FORMERLY CORCAP, INC.)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2002 and 2001

	Common Stock	Additional Paid in Capital	Deficit	Total
Balance, December 31, 2000	33,757	25,302,002	(24,878,111)	457,648
Net loss, December 31, 2001			(12,411)	(12,411)

Balance, December 31, 2001	33,757	25,302,002	(24,890,522)	445,237
Stock issued, September 12, 2002	4,800	—	—	4,800
Conversion 100 to 1 stock split, October 22, 2002	(38,172)	38,172	—	—
Capital contribution, December 6, 2002	188	187,312	—	187,500
Net loss, December 31, 2002	—	—	(570,871)	(570,871)

Balance, December 31, 2002	$573	25,527,486	$(25,461,393)	$66,666

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC.

(FORMERLY CORCAP, INC.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:	$(570,871)	$(12,411)
Net Loss
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	7,808	—
Issuance of stock for Directors compensation	4,800	—
Loss on sale of property and equipment	2,119	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(74)	—
Prepaid expenses	(7,468)	—
Deposits	(4,400)	—
Accounts payable	48,713	—
Accrued expenses	106,417	—
Accrued Site Settlement	50,591	—
Deferred income	4,445	—

Net cash used in operating activities	(357,920)	(12,411)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(25,675)	—
Purchase of License	(30,000)	—
Purchase of Book of Business	(7,500)	—
Proceeds from sale of property and equipment	6,155	—

Net cash used in investing activities	(57,020)	—

Cash flows provided by financing activities:
Issuance of common stock	187,500	—

Net decrease in cash	(227,440)	(12,411)
Cash, beginning of period	447,819	460,230

Cash, end of period	$220,379	$447,819

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

Note 1 – Organization and Business:

The Company was in the elastomer products business and previously operated under the name Corcap, Inc. from 1991 until 2002. The Company and its related subsidiaries had effectively ceased operations and its only asset was an investment in CompuDyne Corporation common stock, which the Company sold in 2000. In early 2002, the Board of Directors named Vivian Wenhuey Chen Huang as the Company’s President, Chairman, and CEO to develop new business for the Company. At its May 8, 2002 annual stockholders’ meeting, Corcap, Inc. changed its name to August Financial Holding Company, Inc. (“AFHC” or the “Company”) and moved its headquarters to 150 Lincoln Street, Boston, MA. During 2002, the Company formed two wholly-owned subsidiaries, August Financial Advisors, Inc. (“AFA”), which provides portfolio management and financial advisory services, and August Insurance Agency, Inc. (“AIA”), which provides various types of personal and commercial insurance. Additionally, on September 24, 2002, the Company purchased an insurance license (the “License”) and the customer base of another insurance agency. See Footnote 4 – Issuance of Stock and Stock Awards and Footnote 9-Subsequent Events.

In January 2003, AFHC created a new wholly-owned subsidiary, August Consumer Services, Inc. (“ACS”) to service the needs of the local immigrant community. These services include, but are not limited to, money transfer, internet access and mailboxes. The first service center is anticipated to be opened in the second quarter of 2003. See Footnote 9-Subsequent Events.

The accompanying audited consolidated financials statements of AFHC have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial information furnished reflects all adjustments consisting of normal recurring accruals which are in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The financial statements contemplate continuation of the Company as a going concern as the Company has incurred losses and has not yet been successful in establishing profitable operations. In this regard, management is proposing to raise any necessary additional funds not provided for by operations through loans or through additional sales of its common stock or Series A Convertible Preferred Stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 – Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated in the consolidated financial statements.

Use of Estimates

Certain estimates used by management are susceptible to significant changes in the economic environment. Any such changes could result in the determination of amounts different from those reported in the financial statements. Management believes that the estimates used are adequate based on the information currently available.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank deposit accounts and short term, highly liquid investments with original maturities of three months or less at the date of purchase.

Off Balance Sheet Risk

During the years ended December 31, 2002 and 2001, the Company had amounts in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the years and can exceed this $100,000 limit. Management regularly monitors the financial institution together with their cash balances, and tries to keep this potential risk to a minimum.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of equipment is computed on a straight-line basis over estimated useful lives of three years. Leasehold improvements are depreciated over the shorter of the related lease terms or their estimated useful lives.

License and Book of Business

The license and book of business are stated at cost, net of accumulated amortization. Amortization of the license and is on a straight-line basis over three years, as that is the actual duration of the license. The book of business is amortized over an estimated life of three years as that is the predicted life of customer retention.

Deferred Income

Deferred income arises from commissions earned on written insurance policies. If during the term of the policy, the policy is cancelled by the policy holder, the related pro-rated commission income, must be returned by the Company to the insurance carrier. No insurance policy exceeds a one year term. Revenue from commissions is recognized on a straight line basis over the term of the policies.

Income Taxes

The consolidated financial statements for the years ended December 31, 2002 and 2001, do not include a tax provision due to the net operating losses sustained. The Company and its subsidiaries will file a consolidated tax return. The Company has a net operating loss carry-forward of approximately $6,600,000 as of December 31, 2002. No deferred tax asset has been recorded as the Company has not demonstrated sustained profitable operations to utilize this benefit arising from the net operating loss carryforward.

Earnings (Loss) Per Common Share

Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during each period presented.

Note 3 – Contingency:

The Company has been negotiating the settlement of certain environmental claims relating to remediation of the Waste, Inc. landfill superfund site in Michigan City, Indiana (the “Site”). Those claims arise out of the alleged disposal at the Site of waste generated at an Indiana manufacturing facility formerly operated by a corporate predecessor of the Company. The Company no longer has any involvement with the predecessor entity or with the facility in question, but remains potentially liable, along with several other current and former owners and operators, based on past relationships.

Earlier this year, the Company agreed with the two other entities that formerly operated the Indiana facility on a settlement proposal that would have effectively resolved their potential liability in relation to the Site. The Company would contribute $50,591 towards the settlement total. This proposal was submitted earlier this year to the members of the Waste, Inc. RD/RA Group, which is composed of entities responsible for Site remediation.

These claims have not yet been finally resolved as there has been no formal acceptance of a settlement. Therefore, there are no assurances that there will be no additional costs. The Company’s counsel and management expect, but cannot be certain, that the alleged liability will be settled for the amount recorded under the balance sheet caption “Accrued site settlement.”

Note 4 – Issuance of Stock and Stock Awards

On September 12, 2002, the Company issued a total of 4,800 shares (post split basis) of its $.01 par value common stock to current and former members of its Board of Directors, and to one former executive of the Company. The shares were issued for past and present services. The related compensation expense of $4,800 has been reflected in the 2002 financial statements. The shares are not registered under the Securities Act of 1933.

In the fourth quarter of 2002, the Company raised $187,500 in bridge capital through the sale of 18,750 shares (post split basis) of its Common Stock to certain members of management and an accredited investor, at the price of $10.00 per share (post split basis). The shares sold in this offering will not be registered under the Securities Act of 1933. As of December 31, 2002 the shares have not been issued, but have been included in the calculation of shares outstanding and Earnings Per Share. The issuance of the shares is expected to occur by the end of the first quarter of 2003.

During various times throughout 2002, the Company’s Compensation Committee granted the rights to receive Company common stock to certain executives and management of the Company and its subsidiaries. These conditional grants are contingent on the achievement of certain performance goals and/or minimum lengths of service and total 143,750 (post split) shares of Company common stock. To date, no stock has been issued as the performance goals and/or length of service contingencies have not been met. Stock will only be issued once the contingencies have been met. Therefore, no compensation expense has been recognized to date. See Footnote 9-Subsequent Events.

On September 24, 2002, AIA executed an agreement to purchase the insurance license and related customer base of the C.H.U. Insurance Agency (“Seller”). The License was purchased for cash totaling $30,000, which was paid on September 24, 2002. The purchase for the customer base consists of: (1) $15,000 in cash, payable in two equal installments of $7,500 each; and (2) 750 shares (post split basis) of Company Common Stock, valued at $20 per share, issuable in two equal installments of 375 shares each (post split basis). See Footnote 9-Subsequent Events.

In addition, the Company is to issue 100 shares (post split basis) of its common stock to a consultant within one year of completing his assignment at the Company. The value of these services is $2,000, which has been recorded in the financial statements as of December 31, 2002.

On October 22, 2002, a Special Stockholders’ Meeting of the Company was held to consider approval of a reverse stock split of one share of the Company common stock for every one hundred shares held. A quorum was reached, and the reverse stock split was approved by the stockholders at the Meeting. The effective date of the reverse split is October 22, 2002. There will be no fractional shares issued resulting from the split, as the Company will purchase any fractional shares for cash in 2003.

The Company presently is attempting, on a best efforts basis, to sell 30,000 shares of its Series A Convertible Preferred Stock for $100 per share. This preferred stock has a 4% non-cumulative preferred dividend. Upon liquidation, dissolution or winding-up of the Company, the holders of such Preferred Stock will be entitled, after satisfaction of creditors, but before any distribution to the holders of the Common Stock, to receive the liquidation preference of such Preferred Stock, together with a sum equal to accrued and unpaid distributions, if any, provided, however, that the holders of such Preferred Stock shall be entitled to receive an amount per share as if they had converted such Preferred Stock to Common Stock, if such amount is greater than the liquidation preference. This Series A Convertible Preferred Stock is convertible into common at a rate of one preferred share to five common shares (post split basis).

Effective November 1, 2002, two officers of AFA voluntarily resigned. As such, their rights to acquire a total of 1,000 shares of common stock (post split basis) have been forfeited. In conjunction of their resignation, AFA closed the office located in Chelmsford, MA and the landlord released AFA from future obligations from the lease of the office space. In addition, AFA sold off the remaining assets to the former officers for a loss on disposal of $2,119. There are no costs or outstanding liabilities due to these officers at December 31, 2002.

Note 5 – Property and Equipment:

Property and equipment is comprised of the following at December 31, 2002:

Equipment	$7,270
Leasehold Improvements	8,476

Subtotal	15,746
Less: Accumulated Depreciation	(3,028)

Total	$12,718

Note 6 – License and Book of Business:

The license and the book of business is being amortized over a three year life and is comprised of the following at December 31, 2002:

License	$30,000
Less: Accumulated Amortization	(2,500)

Total	$27,500

Book of Business	$7,500
Less: Accumulated Amortization	(625)

Total	$6,875

The expected amortization expense for the remaining life of the license is $10,000 for 2003, $10,000 for 2004 and $7,500 for 2005. The expected amortization expense for the remaining life of the book of business is $2,500 for 2003, $2,500 for 2004 and $1,875 for 2005.

Note 7 – Operating Lease

The Company leases one office under an operating lease. Combined monthly minimum rent and condo maintenance expense for the lease is $2,435. Rent expense for the year ended December 31, 2002 was $17,497, which is included in the Occupancy line on the Consolidated Statements of Operations and Deficit. The lease requires an incremental increase of $100 per month on the annual anniversary of the lease date and the lease expires May 31, 2005. The minimum aggregate future obligations under these leases as of December 31, 2002 are as follows:

Year ending

2003	$29,920
2004	$31,120
2005	$13,175

See Footnote 9- Subsequent Events.

Note 8 – Related Party Transactions

An officer of AFHC is also a partner of a law firm that serves as legal counsel for the Company. For the period ended December 31, 2002, AFHC and its subsidiaries incurred approximately $48,000 in legal fees, for services rendered in 2002 of which $19,213 is payable at December 31, 2002.

Note 9 – Subsequent Events

In January 2003, AFHC created a new wholly-owned subsidiary, August Consumer Services, Inc. (“ACS”) to service the needs of the local immigrant community. These services include, but are not limited to, money transfer, internet access and mailboxes. The first service center is anticipated to be opened in the second quarter of 2003.

An amendment to the Asset Purchase Agreement with C.H.U. Insurance Agency, dated September 24, 2002, was entered into on February 6, 2003, see Footnote 4-Issuance of Stock and Stock Awards. Both parties agreed that the stock issuance portion of the consideration would be cancelled, as the size of the portfolio purchased was not as large as originally disclosed. Therefore the purchase of the license was for $30,000 cash and the related book of business was for $7,500. It was agreed there would be no further adjustments to the purchase price or to past or future commissions.

During February 2003, two Company officers forfeited their rights to receive Company common stock that was granted to them in 2002. The total number of shares forfeited is 3,250 (post-split). The forfeiture of these rights does not impact the December 31, 2002 financial statements.

On March 3, 2003 the Company signed a five year lease for its first location for the ACS center. The lease, which commences on June 1, 2003, and contains 685 square feet of rental space that is attached to an Asian supermarket. Minimum annual rent, maintenance and real estate tax payments for each of the first three years is $55,710 and $61,710 annually for the last two years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

AUGUST FINANCIAL HOLDING COMPANY, INC.

Date: March 31, 2003	By:	/s/ VIVIAN WENHUEY CHEN HUANG
Vivian Wenhuey Chen Huang Chairman of the Board, President and CEO

Date: March 31, 2003	By:	/s/ KAREN C. STUMCKE
Karen C. Stumcke VP, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

Name	Date	Title

/s/ VIVIAN WENHUEY CHEN HUANG Vivian Wenhuey Chen Huang	3/31/03	Chairman of the Board, President and CEO

/s/ MILES P. JENNINGS Miles P. Jennings	3/31/03	Director

/s/ MILLARD H. PRYOR, JR. Millard H. Pryor, Jr.	3/31/03	Director

/s/ MARTIN ROENIGK Martin Roenigk	3/31/03	Director

/s/ JOHN E. SUNDMAN John E. Sundman	3/31/03	Director

CERTIFICATION PURSUANT TO

SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,

AS PROMULGATED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certification requirements set forth in Section 302(a) of the Sarbanes-Oxley Act.

I, Vivian Wenhuey Chen Huang, Chairman of the Board, President and Chief Executive Officer of August Financial Holding Company, Inc. certify that:

1.	I have reviewed this annual report on Form 10-KSB of August Financial Holding Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Vivian Wenhuey Chen Huang

Vivian Wenhuey Chen Huang

Chairman of the Board, President and CEO

CERTIFICATION PURSUANT TO

SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14,

AS PROMULGATED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Karen C. Stumcke, Vice President and Chief Financial Officer, of August Financial Holding Company, Inc. certify that:

1.	I have reviewed this annual report on Form 10-KSB of August Financial Holding Company, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Karen C. Stumcke

Karen C. Stumcke

Vice President and Chief Financial Officer