Form 10QSB
period 2003-03-31
AUGUST FINANCIAL HOLDING CO INC
filed 2003-05-15
CIK 835176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

COMMISSION FILE NO. 100-09964

AUGUST FINANCIAL HOLDING COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	06-1237135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Lincoln Street, Boston, MA 02111

(Address of Principal Executive Offices and Zip Code)

(617) 542-8088

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2003, the registrant had 57,407 shares of common stock, $0.01 par value, issued and outstanding after giving effect to a hundred to one reverse stock split (the “Reverse Split”) effective October 22, 2002.

Transitional small business disclosure format (check one): Yes ☐ No ☒

AUGUST FINANCIAL HOLDING COMPANY, INC.

PART I-FINANCIAL INFORMATION

PART 1-FINANCIAL INFORMATION

Item 1.    Financial Statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2003 (unaudited) and December 31, 2002 (audited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash	$82,758	$220,379
Accounts receivable	—	74
Prepaid expenses	18,300	7,468

Total current assets	101,058	227,921
Property and equipment, net	9,750	12,718
Deposits	15,000	4,400
License, net	25,000	27,500
Book of business, net	6,250	6,875

Total assets	$157,058	$279,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,597	$51,295
Accrued expenses	114,228	106,417
Deferred income	6,332	4,445
Accrued site settlement	50,591	50,591

Total current liabilities	226,748	212,748

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized, 57,407 and 57,307 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	574	573
Additional paid in capital	25,529,485	25,527,486
Deficit	(25,599,749)	(25,461,393)

Total stockholders’ equity (deficit)	(69,690)	66,666

Total liabilities and stockholders’ equity	$157,058	$279,414

The accompany notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended March 31, 2003 and 2002

(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating revenue	$2,143	$—

Operating expenses:
Salaries and benefits	85,111	—
Occupancy	10,837	—
Legal fees	8,266	22,871
Accounting fees	5,000	13,700
Consultants	6,470	—
Filing fees	2,047	—
Depreciation and amortization	4,316	—
Director fees and expenses	3,000	4,766
Transfer agent and shareholder relations	1,232	5,389
Network and website	1,460	—
Telephone	1,736	—
Office supplies	1,118	—
Software	656	—
Taxes and licenses	1,368	—
Site settlement	—	50,591
Miscellaneous	6,653	19

Total operating expenses	139,270	97,336

Interest income	548	1,808
Other expense	1,777	—

Total other income	(1,229)	1,808

Net loss	$(138,356)	$(95,528)

Loss per common share	$(2.41)	$(2.83	)*

Weighted average common shares outstanding	57,356	33,757

*	Adjusted for 100 to 1 reverse stock split

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2003

(unaudited)

	Common Stock	Additional Paid in Capital	Deficit	Total
Balance, December 31, 2002	$573	25,527,486	$(25,461,393)	$66,666

Stock issued	1	1,999		2,000

Net loss for the three months ended, March 31, 2003	—	—	(138,356)	(138,356)

Balance, March 31, 2003	$574	25,529,485	$(25,599,749)	$(69,690)

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(unaudited)

	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net Loss	$(138,356)	$(95,528)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4,316	—
Issuance of stock for consulting services	2,000	—
Abandonment of property and equipment	1,777	—
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	74	—
Prepaid expenses	(10,832)	—
Deposits	(10,600)	—
Accounts payable	4,302	—
Accrued expenses	7,811	32,517
Accrued Site Settlement	—	50,591
Deferred income	1,887	—

Net cash used in operating activities and net decrease in cash	(137,621)	(12,420)

Cash, beginning of period	220,379	447,819

Cash, end of period	$82,758	$435,399

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

In January 2003, AFHC created a new wholly-owned subsidiary, August Consumer Services, Inc. (“ACS” or “ACS Center”) to service the needs of the local immigrant community. These services include, but are not limited to, money transfer, internet access and mailboxes. The first service center is anticipated to be opened in mid 2003.

The accompanying consolidated financials statements of AFHC have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial information furnished reflects all adjustments consisting of normal recurring accruals which are in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The consolidated financial statements contemplate continuation of the Company as a going concern as the Company has incurred losses and has not yet been successful in establishing profitable operations. In this regard, management is proposing to raise any necessary additional funds not provided for by operations through loans or through additional sales of its common stock or Series A Convertible Preferred Stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Off Balance Sheet Risk

During the three months ended March 31, 2003, the Company had amounts in excess of $100,000 in a single bank. Amounts over $100,000 are not insured by the Federal Deposit Insurance Corporation. These balances fluctuate during the year and can exceed this $100,000 limit. Management regularly monitors the financial institution together with their cash balances, and tries to keep this potential risk to a minimum.

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

Income Taxes

The consolidated financial statements for the three months ended March 31, 2003, do not include a tax provision due to the net operating losses sustained. The Company and its subsidiaries will file a consolidated tax return. The Company has a net operating loss carry-forward of approximately $6,600,000 as of December 31, 2002. No deferred tax asset has been recorded as the Company has not demonstrated sustained profitable operations to utilize this benefit arising from the net operating loss carryforward.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during each period presented.

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

In early 2002, the Company agreed with the two other entities that formerly operated the Indiana facility on a settlement proposal that would have effectively resolved their potential liability in relation to the Site. The Company would contribute $50,591 towards the settlement total. This proposal was submitted in 2002 to the members of the Waste, Inc. RD/RA Group, which is composed of entities responsible for Site remediation.

These claims have not yet been finally resolved as there has been no formal acceptance of settlement. Therefore, there are no assurances that there will be no additional costs. The Company’s counsel and management expect, but cannot be certain, that the alleged liability will be settled for the amount recorded under the balance sheet caption “Accrued site settlement”.

Note 4—Issuance of Stock and Stock Awards

On October 22, 2002, a Special Stockholders’ Meeting of the Company was held to consider approval of a reverse stock split of the Company’s common stock for every one hundred shares held. A quorum was reached, and the reverse stock split was approved by the stockholders at the meeting. The effective date of the reverse split is October 22, 2002. There will be no fractional shares issued resulting from the split, as the Company will purchase any fractional shares for cash in 2003.

During various times throughout 2002, the Company’s Compensation Committee granted the rights to receive Company common stock to certain executives and management of the Company and its subsidiaries. These conditional grants are contingent on the achievement of certain performance goals and/or minimum lengths of service and total 143,750 (post Reverse-Split) shares of Company common stock. During February 2003, two Company officers forfeited their rights to receive 3,250 shares of Company common stock that were granted to them in 2002. As of March 31, 2003, 140,500 rights to receive Company common stock are outstanding as the contingencies have not been met. Stock will only be issued once the contingencies have been met. Therefore, no compensation expense has been recognized on the consolidated financial statements for the quarter ended March 31, 2003. See Footnote 9-Subsequent Events.

In addition, during February 2003 the Company issued 100 shares (post Reverse-Split) of its common stock to a consultant for completing his assignment at the Company. The value of these services is $2,000, which has been recorded in the financial statements as of December 31, 2002.

The Company presently is attempting, on a best efforts basis, to sell 30,000 shares of its Series A Convertible Preferred Stock for $100 per share. This preferred stock has a 4% non-cumulative preferred dividend. Upon liquidation, dissolution or winding-up of the Company, the holders of such Preferred Stock will be entitled, after satisfaction of creditors, but before any distribution to the holders of the Common Stock, to receive the liquidation preference of such Preferred Stock, together with a sum equal to accrued and unpaid distributions, if any, provided, however, that the holders of such Preferred Stock shall be entitled to receive an amount per share as if they had converted such Preferred Stock to Common Stock, if such amount is greater than the liquidation preference. This Series A Convertible Preferred Stock is convertible into common shares at a rate of one preferred share to five common shares (post Reverse Split basis).

Note 5—Property and Equipment:

Property and equipment is comprised of the following at March 31, 2003:

Equipment	$5,064
Leasehold Improvements	8,476

Subtotal	13,540
Less: Accumulated Depreciation	(3,790)

Total	$9,750

Note 6—License and Book of Business:

The license and the book of business is being amortized over a three year life and is comprised of the following at March 31, 2003:

License	$30,000
Less: Accumulated Amortization	(5,000)

Total	$25,000

Book of Business	$7,500
Less: Accumulated Amortization	(1,250)

Total	$6,250

The expected amortization expense for the remaining life of the license is $7,500 for the nine months remaining in 2003, $10,000 for 2004 and $7,500 for 2005. The expected amortization expense for the remaining life of the book of business is $1,875 for the nine months remaining in 2003, $2,500 for 2004 and $1,875 for 2005.

Note 7—Operating Leases

As of March 31, 2003, the Company leases two offices under operating leases. On March 3, 2003, the Company signed a five year lease beginning on June 1, 2003 for the first location for the ACS Center (“ACS Lease”). The ACS Lease is for 685 square feet of rental space that is attached to an Asian supermarket. The lease terminates on May 31, 2008 and has two options for renewals. The Company also has a three year lease for its Boston headquarters (“Boston Lease”), which terminates on May 31, 2005. Combined monthly minimum rent and condo maintenance and real estate tax expense for the leases is $5,685. Rent, condo maintenance and real estate tax expense for the three months ended March 31, 2003 was $10,555, which is included in the Occupancy line on the Consolidated Statements of Operations. The leases require incremental increases on the annual anniversary of the lease date. The minimum aggregate future obligations under these leases as of March 31, 2003 are as follows:

Year ending
2003	$51,863
2004	86,830
2005	68,885
2006	59,210
2007	61,710
2008	25,712

Note 8—Related Party Transactions

An officer of AFHC is also a partner of a law firm that serves as legal counsel for the Company. AFHC and its subsidiaries incurred approximately $7,540 in legal fees, for services rendered during the three months ended March 31, 2003.

Note 9— Subsequent Events

Executive Management Stock Compensation

On April 1, 2003 and May 1, 2003 the contingencies on rights to acquire 55,000 (post Reverse-Split) common stock shares and 500 (post Reverse-Split) common stock shares, respectively, vested. The issuance of these shares are not reflected in the March 31, 2003 interim consolidated financial statements. These shares are expected to be issued during 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements.

Statements in this Form 10-QSB that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward looking statements made by the Company in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons, or our representatives are based on a number of assumptions and relate to, without limitation, the Company’s ability to raise funds for working capital. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which are predictions of or indicate future events or trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors including those set forth in “Risk Factors” and elsewhere in, or incorporated by reference into, this report on Form 10-QSB. We undertake no obligation and do not intend to update, revise or otherwise publicly release the result of any revisions to forward-looking statements that may be made to reflect future events or circumstances.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes in conjunction with the Form 10-KSB filed on March 31, 2003 and Form 10-SB12G/A filed on July 25, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

From the period of 1996 through March of 2002, the Company was essentially dormant, and therefore had no operations or revenue. During fiscal 2002 and early 2003, the Company’s operating activities related primarily to the development of its products and services and the establishment of and licensing of subsidiaries to enable them to commence operations, therefore revenue was minimal. The license needed to operate August Financial Advisors, Inc. was received on August 24, 2002 and the license needed to operate August Insurance Agency, Inc. was received on September 25, 2002. August Consumer Services, Inc. was incorporated in January 2003 and expects to open its first office in mid 2003. Therefore, the operating history is very short. As the Company has minimal cash and due to the nature of the Company’s business, which needs time to reach sufficient volume of transactions, there can be no assurance that the Company will be profitable in the near future or ever. Since the Company is continuing to grow the business and has generated minimal revenues, the Company operates with minimal overhead.

During the three months ended March 31, 2003, the Company established a wholly-owned Massachusetts subsidiary: August Consumers Services, Inc., in addition to its already existing subsidiaries, August Insurance Agency, Inc. and August Financial Advisors, Inc., both Massachusetts corporations. AFA received its investment advisor license from the Commonwealth of Massachusetts on August 24, 2002, and AIA received its insurance agency and brokerage license on September 25, 2002.

On September 24, 2002, AIA executed an agreement to purchase the insurance license and related customer base of the CHU Insurance Agency (“Seller”). The License was purchased for cash totaling $30,000, which was paid on September 24, 2002. After an amendment to the purchase agreement on February 6, 2003, the purchase for the customer base consisted of $7,500 in cash which was paid on February 6, 2003, because the customer base was smaller than expected.

General and administrative expenses were $139,270 and $97,336 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, $85,111 of such expense was for employee salaries and benefits, of which the payment of approximately $25,000 of salaries has been deferred until an undetermined date by management. The second largest expense is occupancy costs at $10,837 for the three months ended March 31, 2003. One of the primary reasons for the large expense is AFHC’s subsidiary, ACS, has secured office space as of March 3, 2003 in Allston, MA. Expenses for the three months ended March 31, 2002 were primarily the accrual of the site settlement for $50,591 and legal and accounting fees totaling $36,571, all other expenses were minimal as the Company was essentially dormant. For the three months ended March 31, 2003 and 2002, the Company incurred a net loss of $138,356 and $95,528, respectively.

Revenue for the three months ended March 31, 2003 and 2002, was $2,143 and $0, respectively. We have deferred income of $6,332 that will be amortized over the next eleven months. This revenue primarily represents the commissions from the customer base that was purchased from the CHU Insurance Agency and from new AIA customers. With the ACS Center opening in mid 2003, we feel that we could potentially see an increase in commission fees as a result of having licensed insurance professionals working at the ACS Center.

The Company plans to grow by continuously adding new customers, launching new services planned in the ACS Centers, and if capital is available, purchasing new insurance agencies and asset management firms to be added to the existing subsidiaries.

The largest expenditure of the Company is in the start up costs, occupancy costs, legal and accounting fees, personnel costs and the cost to maintain public company filings.

LIQUIDITY AND CAPITAL RESERVES

In the fourth quarter of 2002, the Company raised bridge capital through the sale of 18,750 shares, on a post Reverse-Split basis, of its Common Stock to certain members of management and certain other accredited investors, at the price of $10.00 per share, on a post Reverse-Split basis. The Company raised $187,500 through this offering (“Bridge Capital Offering”). Initially, the shares in this offering will not be registered under the Securities Act of 1933.

In its March 18, 2003 Board of Directors meeting, the Board approved an extension to the bridge capital offering to May 31, 2003 and to increase the total amount to be raised to $500,000. In addition, the deadline is also extended to May 31, 2003 to those investors who invested in the first round of bridge capital, allowing them to invest up to an additional $25,000 per investor.

The capital infusion of the $187,500 from management and accredited investors and the anticipated increase in revenue from the subsidiaries are expected to provide working capital for the Company for approximately six months. AIA has already started its revenue stream through selling various insurance policies and the revenue is expected to increase month to month. Starting in May 2003, the Company expects to start realizing revenue produced from ACS. The additional capital to be raised from the sale of the Bridge Capital Offering and the Series A Convertible Preferred Stock is vital to the growth and continuance of the Company. However, there can be no assurances that the sale of the bridge stock or Series A Convertible Preferred Stock offering will be successful or will yield sufficient capital to fund operations. In April 2003, $30,000 has been raised from an outside investor and another $50,000 has been committed. The success of the sale of the Series A Convertible Preferred Stock and/or the Company’s ability to obtain a bank credit line will have a material impact of the liquidity of the Company.

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

PLAN FOR OPERATIONS FOR FISCAL YEAR 2003

The Company plans to grow by establishing offices in locations that are highly populated with our target markets. We plan to grow the insurance agency business by soliciting local business through advertising and referrals, and acquiring other small insurance agencies. The investment advisory subsidiary will grow by acquiring small investment advisory companies and setting up affiliations and referral programs. The Company also plans to grow the businesses of its subsidiaries by cross selling between AFHC subsidiaries. The Company will also recruit more producers to penetrate the market. These initiatives are contingent on having sufficient capital.

To date, AIA has approximately 120 customers from the book of business purchased from the CHU Insurance Agency and the growth of new clients. The biggest challenge that AIA faces is to secure direct appointments with insurance carriers for commercial lines. AIA is exploring all possibilities, including joining an association which brokers and places insurance business. In addition, when the ACS Centers open, a branch of AIA will be placed at each center, which will generate revenue from selling personal and commercial insurance.

AFA has completed the building of its infrastructure in order to better serve its clients needs. It now can begin to solicit customers and recruit more producers in the second quarter of 2003. As of this date, AFA does not have any customers.

In January 2003, AFHC created a new wholly-owned subsidiary, ACS to service the needs of the local immigrant community. These services include, but are not limited to, money transfer, internet access and mailboxes. These consumer service centers will also serve as branch offices of AIA and licensed agents will be stationed at these centers. The first service center is located in an Asian food supermarket, the 88 Supermarket in Allston, MA, where many new immigrants shop for food. The Company has leased 685 square feet of space in the supermarket complex. It is anticipated to open in mid 2003.

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

RISK FACTORS

The following factors should be reviewed carefully, in conjunction with the other information in this Report and the Company’s consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in the Report and presented elsewhere by Company management from time to time. See Item 2. “Note Regarding Forward-Looking Statements”.

We have a limited operating history and a history of losses.    As of March 31, 2003, the Company had $82,758 in cash and incurred a net loss of $138,356 for the three months ended March 31, 2003, which concludes the first year of embarking on a different business than in previous years. The Company has a limited operating history in the new businesses. The future plans are subject to risks and uncertainties that may cause AFHC and its subsidiaries to continue to suffer losses from operations. We cannot assure that the Company’s operations will ever become profitable. Even if we become profitable, we cannot assure that we will be able to maintain profitability.

We need additional funds.    We expect to continue to require outside sources of financing to implement our growth strategy. While we are currently trying to raise funds through the Bridge Capital Offering and the Series A Convertible Preferred Stock offering, we can not assure that the Company will be able to obtain capital on a timely basis, on favorable terms, or at all. If we are unable to obtain such financing, or generate funds from our operations sufficient to meet our needs, we may be unable to expand or develop or maintain our operations.

PART 11-OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 2.    Changes in Securities

During the period an employee and a consultant forfeited 2,000 and 1,250 rights to shares of the Company’s Common Stock. In addition, 100 (post Reverse-Split) common stock shares were issued to a consultant for work performed in 2002. The value of the work was $2,000 which was accrued in the December 31, 2002 financial statements.

Executive Management Stock Compensation

On April 1, 2003 and May 1, 2003 the contingencies on rights to acquire 55,000 (post Reverse-Split) common stock shares and 500 (post Reverse-Split) common stock shares, respectively vested. The issuance of these shares are not reflected in the March 31, 2003 interim consolidated financial statements. These shares are expected to be issued during 2003.

Item 5.    Other Information

As of April 16, 2003 Kenny D. Wong, Vice President of Business Development, voluntarily resigned. His rights to acquire 5,000 common stock shares vested on April 1, 2003.

As of April 1, 2003, S. Charles Messer became the President of August Insurance Agency, Inc. On April 10, 2003 August Insurance Agency, Inc. signed a producer agreement with VISTAR Insurance Services, Inc., trading under the name of Financial Keyosk. Under the terms of the agreement, Financial Keyosk will perform as a wholesale broker of insurance for August Insurance Agency, Inc. In addition, on April 10, 2003, AIA signed a license agreement for access to an on-line software platform, which allows AIA to submit insurance applications to

Financial Keyosk via the internet, and have those applications immediately forwarded to up to 30 national carriers for quotes. The fee for the on-line software access is approximately $200 per month.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.

2	(a)	Certificate of Incorporation of the Registrant (1)

2	(b)	First Certificate of Amendment of Certificate of Incorporation of Registrant (1)

2	(c)	Certificate of Amendment of Articles of Incorporation of the Registrant (1)

2	(d)	By-Laws of the Registrant (1)

3		Board of Directors Resolutions of the Registrant (1)

A		Registrant’s 2001 Annual Report to Shareholders (1)

10.1		Acquisition Agreement of C.H.U. Insurance Agency on September 24, 2002 (1)

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

AUGUST FINANCIAL HOLDING COMPANY, INC

Date: May 15, 2003	By:	/s/ VIVIAN WENHUEY CHEN HUANG
Vivian Wenhuey Chen Huang Chairman of the Board, President and CEO

Date: May 15, 2003	By:	/s/ KAREN C. STUMCKE
Karen C. Stumcke VP, Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.