Form 10QSB
period 2003-06-30
AUGUST FINANCIAL HOLDING CO INC
filed 2003-08-14
CIK 835176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 14, 2003, the registrant had 132,667 shares of common stock, $0.01 par value, issued and outstanding after giving effect to a hundred to one reverse stock split (the “Reverse Split”) effective October 22, 2002.

Transitional small business disclosure format (check one): Yes  ☐    No  ☒

AUGUST FINANCIAL HOLDING COMPANY, INC.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003 (*) and December 31, 2002 (audited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash	$57,267	$220,379
Accounts receivable	—	74
Prepaid expenses	19,789	7,468

Total current assets	77,056	227,921

Property and equipment, net	31,669	12,718
Deposits	21,836	4,400
License, net	22,500	27,500
Book of business, net	5,625	6,875

Total assets	$158,686	$279,414

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,029	$51,295
Accrued expenses	142,206	106,417
Deferred income	7,691	4,445
Accrued site settlement	50,591	50,591

Total current liabilities	260,517	212,748

Note payable	25,000	—

Total liabilities	285,517	212,748

Stockholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized, 132,677 and 57,307 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	1,327	573
Additional paid in capital	25,645,609	25,527,486
Deficit	(25,773,767)	(25,461,393)

Total stockholders’ equity (deficit)	(126,831)	66,666

Total liabilities and stockholders’ equity	$158,686	$279,414

*Three months ended June 30, 2003 not reviewed by independent accountants

The accompany notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Three Months Ended June 30, 2003 and 2002 (*) and the

Six Months Ended June 30, 2003 and 2002 (*)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002		Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Operating revenue	$3,196	$—		$5,338	$—

Operating expenses:
Salaries and benefits	128,292	15,153		213,403	15,153
Occupancy	18,975	6,022		29,813	6,022
Legal fees	480	36,090		8,746	58,961
Accounting fees	7,000	—		12,000	13,700
Consultants	3,550	44,830		10,020	44,830
Filing fees	990	4,395		3,037	4,395
Depreciation and amortization	4,253	1,145		8,568	1,145
Director fees and expenses	2,500	3,000		5,500	7,766
Transfer agent and shareholder relations	1,408	2,301		2,639	7,690
Network and website	1,240	2,608		2,700	2,608
Telephone	2,317	2,005		4,053	2,005
Office supplies	1,108	3,593		2,226	3,593
Software	331	4,002		987	4,002
Taxes and licenses	196	881		1,564	881
Insurance	784	—		1,567	—
Professional development	230	—		1,370	—
Advertising and marketing	1,743	1,110		3,778	1,110
Annual meeting	—	27,426		—	27,426
Site settlement	—	—		—	50,591
Miscellaneous	1,980	6,750		4,676	6,769

Total operating expenses	177,377	161,311		316,647	258,647

Interest income	163	1,367		712	3,175
Other expense	—	—		1,777	—

Total other income (expense)	163	1,367		(1,065)	3,175

Net loss	$(174,018)	$(159,944)		$(312,374)	$(255,472)

Loss per common share	$(1.42)	$(4.74	)*	$(3.46)	$(7.57	)*

Weighted average common shares outstanding	122,797	33,757		90,257	33,757

* Adjusted for 100 to 1 reverse stock split

*Three months ended June 30, 2003 not reviewed by independent accountants

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2003 (*)

	Common Stock	Additional Paid in Capital	Deficit	Total
Balance, December 31, 2002	$573	$25,527,486	$(25,461,393)	$66,666

Stock issued for services	1	1,999	—	2,000

Vested restricted stock	693	56,184	—	56,877

Contributed capital	60	59,940	—	60,000

Net loss for the six months ended, June 30, 2003	—	—	(312,374)	(312,374)

Balance, June 30, 2003	$1,327	$25,645,609	$(25,773,767)	$(126,831)

*Three months ended June 30, 2003 not reviewed by independent accountants

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002 (*)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Cash flows from operating activities:

Net Loss	$(312,374)	$(255,470)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	8,568	1,145
Issuance of stock for consulting services	2,000	—
Issuance of stock for compensation	56,877	—
Abandonment of property and equipment	1,777	—
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	74	—
Prepaid expenses	(12,321)	(1,733)
Deposits	(17,436)	(2,896)
Accounts payable	8,734	92,577
Accrued expenses	35,789	27,030
Deferred income	3,246	—

Net cash used in operating activities	(225,066)	(139,347)

Cash flows used in investing activities:
Purchase of property and equipment	(23,046)	(22,809)

Cash flows provided by financing activities:
Issuance of common stock	60,000	—
Promissory note payable	25,000	—

Net cash provided by financing activities	85,000	—
Net decrease in cash	(163,112)	(162,156)

Cash, beginning of period	220,379	447,819

Cash, end of period	$57,267	$285,663

*Three months ended June 30, 2003 not reviewed by independent accountants

The accompanying notes are an integral part of the consolidated financial statements

AUGUST FINANCIAL HOLDING COMPANY, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(not reviewed by independent accountants)

Note 1—Organization and Business:

The Company was in the elastomer products business and previously operated under the name Corcap, Inc. from 1988 until 2002. The Company and its related subsidiaries had effectively ceased operations from 1996 to May 2002, and its only asset was an investment in CompuDyne Corporation common stock, which the Company sold in 2000. In early 2002, the Board of Directors named Vivian Wenhuey Chen Huang as the Company’s President, Chairman, and CEO to develop new business for the Company. At its May 8, 2002 annual stockholders’ meeting, Corcap, Inc. changed its name to August Financial Holding Company, Inc. (“AFHC” or the “Company”) and moved its headquarters to 150 Lincoln Street, Boston, MA. Since then, the Company has formed three wholly-owned subsidiaries, August Financial Advisors, Inc. (“AFA”), which provides portfolio management and financial advisory services, August Insurance Agency, Inc. (“AIA”), which provides various types of personal and commercial insurance and August Consumer Services, Inc.(“ACS”), which provides internet access, fax, photocopy, mailboxes, and other office related services to the local immigrant community. To date, ACS has two retail locations in the greater Boston area. These two locations also serve as offices for AIA, so that insurance products, with the exception of automobile insurance, can also be offered to the immigrant community.

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

The consolidated financial statements contemplate continuation of the Company as a going concern, even though the Company has incurred losses and has not yet been successful in establishing profitable operations. In this regard, management is proposing to raise any necessary additional funds not provided for by operations through loans or through additional sales of its common stock or Series A Convertible Preferred Stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

License and Book of Business

The license and book of business are stated at cost, net of accumulated amortization. Amortization of the license and is on a straight-line basis over three years, as that is the duration of the license. The book of business is amortized over an estimated life of three years as that is the predicted life of customer retention.

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

Note Payable

Note payable is carried at its face value on the interim consolidated financial statements. Dividends are calculated and paid based on a formula of ACS gross revenues of a specifically identified ACS retail location. Interest is not accrued or paid on the note. The note is payable in ten years or when the specific retail location closes, whichever comes first, and may be redeemed at the option of the Company in four years.

Income Taxes

The interim consolidated financial statements for the three months ended June 30, 2003, do not include a tax provision due to the net operating losses sustained. The Company and its subsidiaries will file a consolidated tax return. The Company has a net operating loss carry-forward of approximately $6,600,000 as of December 31, 2002. No deferred tax asset has been recorded as the Company has not demonstrated sustained profitable operations to utilize this benefit arising from the net operating loss carryforward.

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

Note 4— Issuance of Stock and Stock Awards

On October 22, 2002, a Special Stockholders’ Meeting of the Company was held to consider approval of a reverse stock split of the Company’s common stock of one share for every one hundred shares held. A quorum was reached, and the reverse stock split was approved by the stockholders at the meeting. The effective date of the reverse split was October 22, 2002. There will be no fractional shares issued resulting from the split, as the Company will purchase any fractional shares for cash in 2003.

The Company’s Compensation Committee grants the rights to receive Company common stock to certain executives and management of the Company and its subsidiaries. These conditional grants are contingent on the achievement of certain performance goals and/or minimum lengths of service. During the three months ended June 30, 2003, rights to acquire 69,270 shares of company common stock that was previously granted became vested and is included in the earnings per share calculations, although the shares have not been issued. Compensation expense has been recognized on the consolidated financial statements for the three months ended June 30, 2003 in the amount of $56,877. As of June 30, 2003, 75,355 rights to receive Company common stock are outstanding as the contingencies have not been met.

In addition, during May 2003, the Board of Directors voted and agreed to restructure the vesting of the 85,000 (post Reverse-Split) restricted common stock grant to the President, Chairman and CEO of AFHC, Vivian Wenhuey Chen Huang. Under the terms of the new agreement, restricted common stock will be vested in proportion to the amount of $1,000,000 of capital raised, excluding capital contributed by other board members, or other AFHC staff, but including shares issued for services rendered or businesses acquired. The right to meet this contingency expires on April 1, 2008. As of June 30, 2003, 13,770 common stock shares have been vested and has been recorded on the June 30, 2003 interim consolidated financial statements.

During the three months ended June 30, 2003, $60,000 of capital was contributed by management and outside accredited investors during the second round of bridge capital. The investment was valued at $10.00 per common stock shares and accordingly 6,000 shares of common stock are outstanding and included in the calculation of earnings per share at June 30, 2003. The shares are expected to be issued in 2003.

The Company presently is attempting, on a best efforts basis, to sell 30,000 shares of its Series A Convertible Preferred Stock for $100 per share. This preferred stock has a 4% non-cumulative preferred dividend. Upon liquidation, dissolution or winding-up of the Company, the holders of such Preferred Stock will be entitled, after satisfaction of creditors, but before any distribution to the holders of the Common Stock, to receive the liquidation preference of such Preferred Stock, together with a sum equal to accrued and unpaid distributions, if any, provided, however, that the holders of such Preferred Stock shall be entitled to receive an amount per share as if they had converted such Preferred Stock to Common Stock, if such amount is greater than the liquidation preference. This Series A Convertible Preferred Stock is convertible into common shares at a rate of one preferred share to five common shares (post Reverse Split basis). The offering has been extended to September 30, 2003.

During May 2003 the Board of Directors approved that each ACS retail location may borrow funds in the form of a promissory note up to $50,000 each. The notes are unsecured and are payable in ten years or when the specific ACS location should close, whichever comes first. ACS has the right to redeem the loan after four years. Each $10 note has warrants attached to purchase one share of AFHC common stock at an exercise price of $20 a share. The warrants expire ten years from the date of borrowing. The notes will pay up 5% of the gross revenue for each ACS location which borrowed the funds, up to an annual return of 20% and does not accrue interest.

Note 5—Property and Equipment:

Property and equipment is comprised of the following at June 30, 2003:

Equipment	$15,510
Leasehold Improvements	21,076

Subtotal	36,586
Less: Accumulated Depreciation	(4,917)

Total	$31,669

Note 6—License and Book of Business:

The license and the book of business is being amortized over a three year life and is comprised of the following at June 30, 2003:

License	$30,000
Less: Accumulated Amortization	(7,500)

Total	$22,500

Book of Business	$7,500
Less: Accumulated Amortization	(1,875)

Total	$5,625

The expected amortization expense for the remaining life of the license is $5,000 for the six months remaining in 2003, $10,000 for 2004 and $7,500 for 2005. The expected amortization expense for the remaining life of the book of business is $1,250 for the six months remaining in 2003, $2,500 for 2004 and $1,875 for 2005.

Note 7—Operating Leases

As of June 30, 2003, the Company leases three offices under operating leases. On March 3, 2003, the Company signed a five year lease commencing on June 1, 2003 for the first location for the ACS Center (“ACS Lease 1”). The ACS Lease 1 is for 685 square feet of rental space that is attached to an Asian supermarket located in Allston, MA. The lease terminates on May 31, 2008 and has two options of extensions for five years each. On May 23, 2003, the Company entered into a second lease, for its second location of an ACS Center (“ACS Lease 2”) consisting of 519 square feet of retail space located in Quincy, MA. The term of ACS Lease 2 is three years with two options of extensions of two years each. The Company also has a three year lease for its Boston headquarters (“Boston Lease”), which terminates on May 31, 2005, with two options for extensions of three years each. Combined monthly minimum rent and condo maintenance and real estate tax expense for the leases is $8,794. Rent, condo maintenance and real estate tax expense for the three months ended June 30, 2003 was $18,456, which is included in the Occupancy line on the Consolidated Statements of Operations. The leases require incremental increases on the annual anniversary of the lease date. The minimum aggregate future obligations under these leases as of June 30, 2003 are as follows:

Year ending
2003	$52,761
2004	106,216
2005	88,271
2006	67,288
2007	61,710
2008	25,712

Note 8—Related Party Transactions

An officer of AFHC is also a partner of a law firm that serves as legal counsel for the Company. AFHC and its subsidiaries incurred approximately $480 in legal fees, for services rendered during the three months ended June 30, 2003.

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

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes in conjunction with the Form 10-QSB filed on May15, 2003, Form 10-KSB filed on March 31, 2003 and Form 10-SB12G/A filed on July 25, 2002.

THREE MONTHS ENDED AND THE SIX MONTHS ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

From the period of 1996 through March of 2002, the Company was essentially dormant, and therefore had no operations or revenue. During fiscal 2002 and early 2003, the Company’s operating activities related primarily to the development of its products and services and the establishment of and licensing of subsidiaries to enable them to commence operations, therefore revenue was minimal. The license needed to operate August Financial Advisors, Inc. was received on August 24, 2002 and the license needed to operate August Insurance Agency, Inc. was received on September 25, 2002. On September 24, 2002, AIA also purchased the related customer base of the CHU Insurance Agency (“Seller”). August Consumer Services, Inc. was incorporated in January 2003 and has opened its first two retail locations in July 2003. Therefore, the operating history is very short. As the Company has minimal cash and due to the nature of the Company’s business, lead time is needed to reach sufficient volume of transactions, therefore, there can be no assurance that the Company will be profitable in the near future or ever. Since the Company is continuing to grow the business and has just opened its two retail locations and has generated minimal revenues, the Company operates with minimal overhead.

While the operating expenses in total are not vastly different for the three months ended June 30, 2003 to the three months ended June 30, 2002, at $177,377 and $161,311, respectively, the components of the expenditures are quite different. The expenses for three months ended June 30, 2003 consisted primarily of salaries and benefits for five employees, at $128,292, including $56,877 of compensation expense for the vesting of restricted common stock issued to management and occupancy costs at $18,975 for three locations. For the three months ended June 30, 2002, $44,830 was for consulting fees paid to three employees before they were officially hired by AFHC, and $ 36,090 were for legal fees in connection of filing the 10-SB to re-register the company with the Securities and Exchange Commission (SEC). Lastly, $27,426 was for expenses related to the Annual Meeting held on May 8, 2002. No such meeting was held in 2003. Occupancy costs were only $6,022 as this expense was for only one location. Salaries and benefits compare at $15,153 for salaries and benefits for the three months ended June 30, 2002 which consists of two employee’s salaries and benefits for one month.

Operating expenses for the six months ended June 30, 2003 and June 30, 2002 were $316,647 and $258,647, respectively. The primary differences are salaries and benefits for five employees at $213,403 and $29,813 in occupancy costs for three locations in 2003. During the six months ended June 20, 2002 the primary expenses were an accrual for the “Site settlement” in the amount of $50,591, the May 8, 2003 Annual meeting expenses in the amount of $27,426, legal fees in the amount of $58,961 for the 10-SB filing and environmental litigation fees. Salaries and benefits and occupancy costs were minimal as two employees were on the payroll for one month and the occupancy costs represent one lease that began on June 1, 2002.

Revenue for the three months ended June 30, 2003 and June 30, 2002, was $3,196 and $0, respectively and $5,338 and $0 for the six months ended June 30, 2003 and June 20, 2002, respectively. There is deferred income of $7,691 as of June 30, 2003 that will be amortized over the next eleven months. The revenue represents insurance commissions from the customer base that was purchased from the CHU Insurance Agency in September 2002 and from new AIA customers. There is no revenue for the three months ended or six months ended June 30, 2002 as the Company did not have an insurance license during this period and was effectively organizing the new business. With the ACS Center opening in July 2003, with four licensed insurance brokers employed at AIA, we feel that we could potentially see an increase in commission fees as a result of having licensed insurance professionals working at the ACS Centers.

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

In its March 18, 2003 Board of Directors meeting, the Board approved an extension to the bridge capital offering to May 31, 2003 and in its July 15, 2003 meeting, further approved to extent it to August 31, 2003. During the three months ended June 30, 2003, an additional $60,000 of capital was raised from management and accredited investors.

In addition, during the three months ended June 30, 2003, the Board of Directors approved issuing promissory notes of up to $50,000, for each of the ACS Centers in return for 5% return of the gross revenues for each specific ACS Centers invested in, up to a maximum of a 20% annual return. The note does not accrue interest and is payable in ten years or when the specific ACS location closes, whichever comes first. At the Company’s discretion the note can be redeemed in four years. One promissory note was issued on June 9, 2003 in the amount of $25,000 for the ACS Center in Allston, MA. The ACS Center in Allston, MA opened for business on July 20, 2003, and the ACS Center in Quincy, MA opened for business on July 25, 2003. These ACS Centers are doing business under the name of “The Link at August Financial”.

The capital infusion of the $247,500 from management and accredited investors and the anticipated increase in revenue from the subsidiaries are expected to provide working capital for the Company approximately through August 31, 2003. AIA has already started its revenue stream through selling various insurance policies and the revenue is expected to increase month to month. Starting in July 2003, the Company expects to start realizing revenue produced from ACS. The additional capital to be raised from the sale of the Series A Convertible Preferred Stock is vital to the growth and continuance of the Company. However, there can be no assurances that the sale of the Series A Convertible Preferred Stock offering will be successful or will yield sufficient capital to fund operations. The success of the sale of the Series A Convertible Preferred Stock and/or the Company’s ability to obtain a bank credit line will have a material impact of the liquidity of the Company.

The Company decided to forego a review of the financial statements for the three months ended June 30, 2003.

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

To date, AIA has approximately 120 customers from the book of business purchased from the CHU Insurance Agency and the growth of new clients. The biggest challenge that AIA faces is to secure direct appointments with insurance carriers for commercial lines. AIA is exploring all possibilities, including joining an association which brokers and places insurance business. In addition, within each ACS Center, a branch of AIA is present, which will generate revenue from selling personal and commercial insurance.

AFA has completed the building of its infrastructure in order to better serve its clients needs. It now has begun to solicit customers and recruit more producers in the second quarter of 2003. As of this date, AFA has two customers.

In January 2003, AFHC created a new wholly-owned subsidiary, ACS to service the needs of the local immigrant community. These services include, but are not limited to, internet access, photocopies, passport photo taking, and mailboxes. These consumer service centers will also serve as branch offices of AIA and licensed agents will be stationed at these centers. The first service center is located in an Asian food supermarket complex, the 88 Supermarket in Allston, MA, where many new immigrants shop for food. The Company has leased 685 square feet of space in the supermarket complex. The second service center is located in another Asian food supermarket/mall complex, Kam Man Supermarket in Quincy, MA, where there is now an immigrant concentration. The Company has rented a store space of 519 square feet in the mall. Both Centers opened in July, 2003. These ACS Centers are doing business under the name of “The Link at August Financial”.

The Company has incurred losses and has not yet been successful in establishing profitable operations. In this regard, management is proposing to raise additional funds not provided for by operations through additional sales of the Company’s stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations.

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

The Company has limited operating history and a history of losses.    As of June 30, 2003, the Company had $57,267 in cash and incurred a net loss of $174,018 for the three months ended June 30, 2003, which concludes the first year of embarking on a different business than in previous years. The Company has a limited operating history in the new businesses. The future plans are subject to risks and uncertainties that may cause AFHC and its subsidiaries to continue to suffer losses from operations. We cannot assure that the Company’s operations will ever become profitable. Even if we become profitable, we cannot assure that we will be able to maintain profitability.

The Company needs additional funds.    We expect to continue to require outside sources of financing to implement our growth strategy. While we are currently trying to raise funds through the Series A Convertible Preferred Stock offering, we can not assure that the Company will be able to obtain capital on a timely basis, on favorable terms, or at all. If we are unable to obtain such financing, or generate funds from our operations sufficient to meet our needs, we may be unable to expand or develop or maintain our operations.

PART II—OTHER INFORMATION

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

Item 2.    Changes in Securities

During the three months ended June 30, 2003 69,270 shares of restricted common stock became vested and therefore is considered outstanding for the June 30, 2003 financial statements, even though the shares have not been issued. In addition, The Company raised $60,000 in bridge capital at an investment of $10 per common stock share for a total of 6,000 shares.

Executive Management Stock Compensation

On April 1, 2003 and May 1, 2003, the contingencies on rights to acquire 55,000 (post Reverse-Split) common stock shares and 500 (post Reverse-Split) common stock shares, respectively vested. The issuance of these shares are reflected in the June 30, 2003 interim consolidated financial statements. These shares are expected to be issued during 2003.

During May 2003, the Board of Directors voted and agreed to restructure the vesting of the 85,000 (post Reverse-Split) restricted stock grant to Vivian Wenhuey Chen Huang. Under the terms of the new agreement, restricted common stock will be vested in proportion to the amount of $1,000,000 of capital raised, excluding capital contributed by other board members, or other AFHC staff, but including shares issued for services rendered or businesses acquired. The right to meet this contingency expires on April 1, 2008. As of June 30, 2003 13,770 common stock shares have been vested and has been recorded on the June 30, 2003 interim consolidated financial statements.

In addition, on May 22, 2003 the Board of Directors granted 1,375 shares of restricted common stock to Charles Messer for one year of service commencing on June 1, 2003, and another 1,375 shares for one year of service commencing on June 1, 2004, at a price of $2.00 per share. The shares are to be issued and considered outstanding at the time the contingencies have been fulfilled.

Item 5.    Other Information

As of April 16, 2003, Kenny D. Wong, Vice President of Business Development, voluntarily resigned. His rights to acquire 5,000 common stock shares vested on April 1, 2003.

As of April 1, 2003, S. Charles Messer became the President of August Insurance Agency, Inc. On April 10, 2003 August Insurance Agency, Inc. signed a producer agreement with VISTAR Insurance Services, Inc., trading under the name of Financial Keyosk. Under the terms of the agreement, Financial Keyosk will perform as a wholesale broker of insurance for August Insurance Agency, Inc. In addition, on April 10, 2003, AIA signed a license agreement for access to an on-line software platform, which allows AIA to submit insurance applications to Financial Keyosk via the internet, and have those applications immediately forwarded to up to 30 national carriers for quotes. The fee for the on-line software access is approximately $200 per month. To date, as Financial Keyosk is still in the process of perfecting its products, no insurance policies have been placed by Financial Keyosk.

On June 9, 2003 Karen C. Stumcke resigned as Chief Financial Officer of the Company. She has agreed to stay on as a consultant until her replacement has been hired and trained.

Item 6.    Exhibits and Reports on Form 8-K.

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

31.1

Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

(1)	Filed as an Exhibit to the Company’s Form 10-SB12G/A filed on July 25, 2002.
(2)	Filed herewith.

(b)	Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

AUGUST FINANCIAL HOLDING COMPANY, INC.

By:	/s/ VIVIAN WENHUEY CHEN HUANG
Vivian Wenhuey Chen Huang Chairman of the Board, President and CEO Date: August 14, 2003